Form 10-Q
period 2024-06-30
LadRx Corp
filed 2024-08-14
CIK 799698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Number of shares of common stock of LadRx Corporation, $0.001 par value, outstanding as of August 14, 2024: 495,092 shares.

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

PART I — FINANCIAL INFORMATION

Item 1. — Condensed Financial Statements

LADRX CORPORATION

CONDENSED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$816,568	$2,070,075
Prepaid expenses and other current assets	72,616	191,783
Total current assets	889,184	2,261,858
Equipment and furnishings, net	3,250	6,711
Other assets	1,475	7,703
Operating lease right-of-use assets	—	31,610
Total assets	$893,909	$2,307,882
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$833,272	$1,202,689
Accrued expenses and other current liabilities	994,488	964,233
Current portion of operating lease liabilities	—	33,606
Total current liabilities	1,827,760	2,200,528

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred Stock, $0.01 par value, 833,333 shares authorized, including 50,000 shares of Series B Junior Participating Preferred Stock; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 62,393,940 shares authorized 495,092 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	495	495
Additional paid-in capital	488,667,937	488,612,890
Accumulated deficit	(489,602,283)	(488,506,031)
Total stockholders’ equity (deficit)	(933,851)	107,354
Total liabilities and stockholders’ equity (deficit)	$893,909	$2,307,882

The accompanying notes are an integral part of these condensed financial statements.

LADRX CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Licensing revenue	$—	$—	$—	$—

Expenses:
Research and development	593,784	—	624,080	—
General and administrative	700,784	1,021,166	1,502,386	2,101,204

Loss from operations	(1,294,568)	(1,021,166)	(2,126,466)	(2,101,204)

Other income:
Interest income	11,581	2,831	30,213	7,098
Sale of royalty and milestone rights, net of transaction costs	—	4,167,219	1,000,000	4,167,219
Other income, net	—	82	—	1,355

Net income (loss)	$(1,282,987)	$3,148,966	$(1,096,253)	$2,074,468

Dividends paid on preferred shares	—	—	—	(68,809)

Net income (loss) attributable to common stockholders	$(1,282,987)	$3,148,966	$(1,096,253)	$2,005,659

Total basic and diluted income (loss) per share	$(2.59)	$6.45	$(2.21)	$4.31

Basic and diluted weighted-average shares outstanding	495,092	488,398	495,092	481,142

The accompanying notes are an integral part of these condensed financial statements

LADRX CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net Income (loss)	$(1,096,253)	$2,074,468
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,461	5,918
Stock-based compensation expense	55,047	—
Changes in assets and liabilities:
Prepaid expenses and other current assets	119,167	395,154
Other assets	6,228	—
Amortization of right-of-use asset	31,610	91,730
Accounts payable	(369,418)	74,742
Decrease in lease liabilities	(33,605)	(96,588)
Accrued expenses and other current liabilities	30,256	1,700
Net cash provided by (used in) operating activities	(1,253,507)	2,547,124

Cash flows from financing activities
Preferred stock dividend	—	(68,809)
Purchase of preferred investment option	—	(250,000)
Net cash used in financing activities	—	(318,809)

Net increase (decrease) in cash and cash equivalents	(1,253,507)	2,228,315
Cash and cash equivalents at beginning of period	2,070,075	1,374,992
Cash and cash equivalents at end of period	$816,568	$3,603,307

Supplemental disclosure of Cash Flow Information:

Conversion of Series C 10% Convertible Preferred Stock to Common Stock	$—	$1,343,684

The accompanying notes are an integral part of these condensed financial statements

LADRX CORPORATION

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

For the Six Month Period Ended June 30, 2024

	Series B Preferred Shares	Common Shares	Common Stock	Additional Paid-in	Accumulated
	Issued	Issued	Amount	Capital	Deficit	Total
Balance at January 1, 2024	—	495,092	$495	$488,612,890	$(488,506,031)	$107,354
Stock compensation on vested options				51,119		51,119
Net income					186,735	186,735
Balance at March 31, 2024	—	495,092	$495	$488,664,009	$(488,319,296)	$345,208

Stock compensation on vested options				3,928		3,928
Net loss					(1,282,987)	(1,282,987)
Balance at June 30, 2024		495,092	$495	$488,667,937	$(489,602,283)	(933,851)

For the Six Month Period Ended June 30, 2023

	Series B Preferred Shares	Common Shares	Common Stock	Additional Paid-in	Accumulated
	Issued	Issued	Amount	Capital	Deficit	Total

Balance at January 1, 2023	—	450,374	$450	$487,519,251	$(488,837,665)	$(1,317,964)
1 for 100 reverse stock split fractional shares		13,191	13	(13)		—
Conversion of Series C Convertible Preferred Stock		15,250	15	655,139		655,154
Preferred dividend					(68,809)	(68,809)
Issuance of common stock		250	1	(1)		—
Net loss					(1,074,498)	(1,074,498)
Balance at March 31, 2023	—	479,065	$479	$488,174,376	($489,980,972)	$(1,806,117)

Conversion of Series C Convertible Preferred Stock		16,027	16	688,514		688,530
Payment to redeem investment option				(250,000)		(250,000)
Net income					3,148,966	3,148,966
Balance at June 30, 2023	—	495,092	$495	$488,612,890	$(486,832,006)	$1,781,379

LADRX CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Six-Months Period Ended June 30, 2024 and 2023

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying condensed financial statements at June 30, 2024 and for the three-month and six-month periods ended June 30, 2024 and 2023, respectively, are unaudited, but include all adjustments, consisting of normal recurring entries, that management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2023 were derived from our audited financial statements as of that date.

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

2023 Reverse Stock Split

The Company effected a 1-for-100 reverse stock split (the “Reverse Stock Split”) of its issued and outstanding shares of common stock on May 17, 2023, pursuant to which every 100 shares of the Company’s issued and outstanding shares of common stock were converted into one share of common stock without any change in the par value per share. Any fraction of a share of common stock that would otherwise have resulted from the Reverse Stock Split was rounded up to the nearest whole share. All share and per share amounts in this Quarterly Report and the accompanying financial statements and the notes thereto have been adjusted to reflect the Reverse Stock Split as if it had occurred at the beginning of the earliest period presented.

Going Concern

The Company’s condensed financial statements have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the six-month period ended June 30, 2024, we incurred a net loss of $1.1 million and had total stockholders’ deficit as of June 30, 2024 of $0.9 million. The Company has no recurring revenue, and we are likely to continue to incur losses unless and until we conclude a successful strategic partnership or financing for our LADR™ technology. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended December 31, 2023, has also expressed doubt about the Company’s ability to continue as a going concern.

At June 30, 2024, we had cash and cash equivalents and short-term investments of approximately $0.8 million. The continuation of the Company as a going concern is dependent upon its ability to obtain necessary debt or equity financing to continue operations until it begins generating positive cash flow. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case of equity financing.

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

	As of June 30,
	2024	2023

Options to acquire common stock	68,997	15,647
Warrants to acquire common stock	—	42
	68,997	163,433

Recently Issued Accounting Pronouncements

Recent authoritative guidance issued by the FASB (including technical corrections to the ASC), the American Institute of Certified Public Accountants, and the SEC did not, or are not expected to, have a material impact on the Company’s condensed financial statements and related disclosures.

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

At December 31, 2022, the Company had 2,752 shares of Series C Preferred Stock outstanding. On January 31, 2023, the Investor converted a further 1,342 shares of Series C Preferred Stock for 15,250 shares of common stock and on May 8, 2023, the Investor converted its remaining shares of Series C Preferred Shares for 16,027 shares of common stock. As of June 30, 2024 and December 31, 2023, there were no shares of Series C Preferred Stock issued and outstanding.

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

The Royalty Agreement and the Assignment Agreement also provided for up to an additional $6 million based on regulatory and commercial milestones related to the development of arimoclomol and aldoxorubicin by their respective sponsors, Zevra, Inc. and Immunity Bio. The $6 million in potential post-closing payments was comprised of $1 million upon acceptance by the FDA of the arimoclomol New Drug Application (“NDA”), $1 million upon first commercial sale of arimoclomol, and $4 million upon FDA approval of aldoxorubicin. All royalty and milestone payments made to XOMA were net of the existing licensing and milestone obligations owed by LadRx related to arimoclomol and aldoxorubicin.

Pursuant to the Royalty Agreement, the Company agreed to sell, transfer, assign and convey to XOMA, among other payments, all royalty payments and regulatory and commercial milestone payments payable to the Company pursuant to the worldwide license agreement (the “License Agreement”), dated July 27, 2017, by and between the Company and ImmunityBio, Inc (“ImmunityBio”). The Royalty Agreement also provides for the sharing of certain rights with XOMA to bring any action, demand, proceeding or claim as related to receiving such payments.

Management determined that the Royalty Agreement is not considered to be with a customer, and it does not fall within the scope of ASC 606. Instead, the Royalty Agreement represents an in-substance sale of nonfinancial assets, and, therefore, should be accounted for within the scope of ASC 610-20.

First Amendment to Royalty Purchase Agreement

On June 3, 2024, in consideration for the termination of the License Agreement pursuant to the Termination Agreement (as defined below), the Company and XOMA entered into the First Amendment to the Royalty Agreement (the “First Amendment”).

Pursuant to the First Amendment, if the Company decides to commercialize aldoxorubicin itself, prior to the first commercial sale of aldoxorubicin, the Company and XOMA shall enter into a synthetic royalty purchase agreement, pursuant to which the Company shall agree to make quarterly royalty payments to XOMA equal to the amount of all aggregate net sales of aldoxorubicin during each calendar quarter multiplied by 1.5%. If the Company decides not to commercialize aldoxorubicin itself and instead licenses aldoxorubicin to a third party, upon entry of such a new license agreement, XOMA shall be entitled to receive (i) royalty payments with respect to net sales of aldoxorubicin payable to the Company multiplied by 7.5% and (ii) milestone payments of 7.5% of any milestone payable to the Company pursuant to the License Agreement. The First Amendment contains customary covenants and other provisions customary for transactions of this nature.

Mutual Termination and Release Agreement

On June 3, 2024, pursuant to a Mutual Termination and Release Agreement (the “Termination Agreement”), the Company, NantCell, Inc., a Delaware corporation (“NantCell, Inc.,” and together with ImmunityBio “NantCell”), and its parent company, ImmunityBio, and XOMA agreed to a mutual termination of the License Agreement, effective as of the same date (the “Effective Date”). Neither the Company nor NantCell will have any continuing obligations to each other than as described in the Termination Agreement. Additionally, except that during the 30 day period following the Effective Date (the “Discussion Period”), the Company and NantCell shall engage in good faith discussions regarding the terms of an agreement pursuant to which the Company would have the right to purchase the inventory of aldoxorubicin (including, without limitation, active pharmaceutical ingredient, WPI and finished dose, the “Inventory”) and all other materials necessary for the research, development and commercialization, among others, worldwide as of the Effective Date, at the Company’s expense. Subsequently, the Company and NantCell have agreed that the disposition of the Inventory shall be at NantCell’s sole discretion.

The Termination Agreement additionally provides for the release of the Company and NantCell from claims, demands and liabilities, among others, and customary representations and warranties, covenants, and other provisions customary for transactions of this nature.

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

Pursuant to the Assignment Agreement, the Company is entitled to receive (i) a one-time payment of $1 million upon acceptance of a re-submission of an NDA to the FDA for arimoclomol, and (ii) a one-time payment of $1 million upon the first invoiced sale in certain territories of a pharmaceutical product derived from arimoclomol as an active pharmaceutical ingredient, subject to the receipt of the applicable regulatory approval required to sell such a product in such countries. In January 2024, Zevra announced the FDA had accepted the NDA for arimoclomol and the Company received the one-time payment of $1 million in February 2024 recognized such net proceeds of $1.0 million as other income in the statement of operations for the period ended March 31, 2024

4. Stock Based Compensation

The Company has the 2008 Stock Incentive Plan (the “2008 Plan”) under which 50,000 shares of common stock are reserved for issuance. As of June 30, 2024, there were 13,982 shares subject to outstanding stock options and approximately 8,000 shares outstanding related to restricted stock grants issued from the 2008 Plan. This plan expired on November 20, 2018 and thus no further shares are available for future grant under this plan.

In November 2019, the Company adopted the 2019 Stock Incentive Plan (the “2019 Plan”) under which 54,000 shares of common stock are reserved for issuance. As of June 30, 2024, there were 3,500 shares subject to outstanding stock options and 250 shares outstanding related to restricted stock grants from the 2019 Plan. This Plan expires on November 14, 2029.

On September 7, 2023, the Board approved the first amendment (the “Plan Amendment”) to the 2019 Plan, effective as of the same date. The Plan Amendment amends the 2019 Plan to (i) reflect the Company’s recent name change from CytRx Corporation to LadRx Corporation, and (ii) increase the aggregate number of shares of common stock that may be issued under the 2019 Plan, as set forth in Section 4(a) of the 2019 Plan, by an additional 75,000 shares of common stock. On September 7, 2023, the Board additionally approved and set January 16, 2024, as the grant date for certain stock options to purchase shares of common stock to certain directors and officers of the Company, which such options to purchase up to a total of 55,000 shares of common stock were granted to employees and directors. Fifty percent of these options were immediately vested, and the remaining balance will vest in equal installments on a monthly basis over three years. There were no options issued in the period ended June 30, 2023.

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

During the six months ended June 30, 2024 and June 30, 2023, no options were exercised.

Presented below is our stock option activity:

	Six-Months Ended June 30, 2024
	Number of Options (Employees)	Number of Options (Non-Employees)	Total Number of Options	Weighted-Average Exercise Price
Outstanding at January 1, 2024	10,350	3,650	14,000	$501.70
Issued	55,000	—	55,000	1.83
Exercised, forfeited or expired	—	—	—	—
Outstanding at June 30, 2024	65,350	3,650	69,000	$103.24
Exercisable at June 30, 2024	41,666	3,650	45,316	$155.67

The following table summarizes significant ranges of outstanding stock options under the 2008 Plan and the 2019 Plan at June 30, 2024:

Range of Exercise Prices	Number of Options	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Number of Options Exercisable	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price
$1.83 - $25.99	55,000	9.55	$1.83	29,044	9.55	$1.83
$26.00 –$100.00	3,500	5.45	$26.00	3,500	5.45	$26.00
$100.01 – $300.00	6,066	3.21	$195.29	6,066	3.21	$195.29
$300.01 –$4,146.00	4,434	1.12	$1,296.92	4,431	1.12	$1,296.92
	69,000	8.24	$103.24	43,041	8.24	$155.67

The Company recorded $55,047 of stock compensation costs in the period ended June 30, 2024 and no costs in the period ended June 30, 2023. At June 30, 2024, there was $39,278 of unrecognized compensation expense related to unvested stock options.

The aggregate intrinsic value of the outstanding options as of June 30, 2024 was approximately $41,250.

At December 31, 2023, the Company had warrants to purchase up to 42 shares of common stock outstanding at a weighted average exercise price of $1,044.00 per share, which expired in 2024, and as such, the Company had no outstanding warrants at June 30, 2024.

5. Commitments and Contingencies

Commitments

Aldoxorubicin

The Company has an agreement (the “Vergell Agreement”) with Vergell Medical (formerly with KTB Tumorforschungs GmbH) (“Vergell”) for the exclusive license of patent rights held by Vergell for the worldwide development and commercialization of aldoxorubicin. Under the agreement, we had to make payments to Vergell upon meeting certain clinical and regulatory milestones up to and including the product’s second final marketing approval. However, those payments are no longer required since the intellectual property acquired under the Vergell Agreement has now expired. The Company accrued $316,000 that we believe is owed prior to the expiry of the intellectual property. This amount was outstanding both for the six-month periods ended June 30, 2024 and June 30, 2023 and is included in accrued expenses and other current liabilities on the condensed balance sheets.

As discussed in Note 3, pursuant to the First Amendment to the Royalty Agreement, the Company and XOMA have amended the Royalty Agreement to provide XOMA with a low single-digit synthetic royalty on aldoxorubicin and a mid-single digit percentage of any economics derived by LadRx from future out-license agreements related to aldoxorubicin.

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

Innovive

Under the merger agreement by which the Company acquired Innovive, the Company agreed to pay the former Innovive stockholders a total of up to approximately $18.3 million of future earnout merger consideration, subject to our achievement of specified net sales under the Innovive license agreements. As of June 30, 2024, there are no longer any further obligations due under this agreement, since the licensed intellectual property rights have expired.

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

Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

LadRx Corporation (“LadRx,” the “Company,” “we,” “us,” or “our”) is a biopharmaceutical research and development company specializing in oncology. The Company’s focus is on the discovery, research and clinical development of novel anti-cancer drug candidates that employ novel technologies that target chemotherapeutic drugs to solid tumors and reduce off-target toxicities. During 2017, LadRx’s discovery laboratory in Freiburg, Germany, synthesized and tested over 75 rationally designed drug conjugates with highly potent anti-cancer payloads, culminating in the creation of two distinct classes of compounds. Four lead candidates (LADR-7 through LADR-10) were selected based on in vitro and animal studies in several different cancer models, stability, and manufacturing feasibility. In addition, a novel companion diagnostic, ACDx™, was developed to identify patients with cancer who are most likely to benefit from treatment with these drug candidates.

On June 1, 2018, LadRx launched Centurion BioPharma Corporation (“Centurion”), a wholly-owned subsidiary, and transferred into Centurion all of its assets, liabilities and personnel associated with the laboratory operations in Freiburg, Germany. In connection with said transfer, the Company and Centurion entered into a Management Services Agreement whereby the Company agreed to render advisory, consulting, financial and administrative services to Centurion, for which Centurion shall reimburse the Company for the cost of such services plus a 5% service charge. On December 21, 2018, LadRx announced that Centurion had concluded the pre-clinical phase of development for its four LADRTM (Linker Activated Drug Release) drug candidates, and of its albumin companion diagnostic (ACDx™). As a result of completing this work, operations taking place at the pre-clinical laboratory in Freiburg, Germany were no longer needed and the lab was closed at the end of January 2019.

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

2023 Reverse Stock Split

The Company effected a 1-for-100 reverse stock split (the “Reverse Stock Split”) of its issued and outstanding shares of common stock on May 17, 2023, pursuant to which every 100 shares of the Company’s issued and outstanding shares of common stock were converted into one share of common stock without any change in the par value per share. Any fraction of a share of common stock that would otherwise have resulted from the Reverse Stock Split was rounded up to the nearest whole share. All share and per share amounts in this Quarterly Report on Form 10-Q and the accompanying financial statements and notes thereto have been adjusted to reflect the Reverse Stock Split as if it had occurred at the beginning of the earliest period presented.

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

LADR Drug Discovery Platform

We believe th at the LADR™ technology offers the opportunity for multiple pipeline drugs. The Company’s LADR™ technology platform consists of an organic backbone that is attached to a chemotoxic agent. The purpose of the LADR™ backbone is to first target and deliver the chemotoxic agent to the tumor environment, and then to release the chemotoxic agent within the tumor. By delivering, concentrating, and releasing the chemotoxic agent within the tumor, one expects to reduce the off-target side-effects of the chemotherapeutic, which in turn allows for several-fold higher dosing of the chemotherapeutic to the patient. Being small organic molecules, the Company expects LADR-based drugs to offer the benefits of targeting the tumor without the complexity, side effects, and expense inherent in macromolecules such as antibodies and nanoparticles.

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

The first LADR-based drug is aldoxorubicin. Aldoxorubicin consists of the widely used chemotoxin doxorubicin attached to a LADR backbone that targets the drug to the tumor, and releases the active drug once inside the tumor. Aldoxorubicin has been administered to hundreds of patients in clinical trials in soft tissue sarcoma and glioblastoma. As expected for a LADR-based drug, aldoxorubicin is typically dosed at a level that provides 3-4 times the amount of doxorubicin that can be safely delivered to a patient. In a large Phase II study in advanced soft tissue sarcomas, aldoxorubicin met its primary endpoint in extending progression-free survival (PFS). This Phase II study also resulted in preliminary data suggestive of aldoxorubicin having an improved cardiotoxicity profile relative to doxorubicin, one of the major issues with the use of doxorubicin. This preliminary data suggesting a possible advantage in cardiotoxicity offered by aldoxorubicin over doxorubicin was also shown in a subsequent Phase III trial in soft tissue sarcoma. The primary PFS endpoint was not met in this Phase III trial, in which 2/3 of the patients in the aldoxorubicin group were known to have already progressed after treatment with doxorubicin, making efficacy results difficult to interpret in this Phase III trial. Aldoxorubicin is currently licensed to ImmunityBio, Inc. (as defined below). See “-Partnering of Aldoxorubicin”.

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

The IND-enabling work that remains prior to applying to the FDA for first-in-human studies for LADR 7-10 is limited due to the extensive experimentation already completed. In the case of LADR 7, a manufacturing run under Good Manufacturing Practices (GMP) has been completed.

The final toxicology studies required for the IND for LADR 7 have been completed, and we expect to be ready to file an IND with the FDA, or an international equivalent, in 4Q2024. If the application is successful, we expect to be in position to initiate the Phase 1A trial with a first human dose at the end of 2024, or early 2025. If the Company fails to meet the FDA’s requirements for the IND application, the first-patient dosing could be substantially delayed.

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

Business Strategy for LADR™ Platform

With the non-dilutive financing concluded with XOMA (as defined below) in June 2023, the Company is focused on the work necessary to receive approval to initiate human clinical trials of LADR7 in the United States or another regulatory jurisdiction. The Company completed the production of approximately 100 grams of LADR7 under GMP, which is sufficient to carry out final toxicology studies, and to conduct Phase IA studies in human subjects.

The Company has also completed the Good Laboratory Practices (“GLP”) toxicology program that is expected to form the foundation of the regulatory applications necessary to initiate human clinical studies of LADR7. Management expects to apply for first-in-human approval with the FDA or an international equivalent by the end of 2024, and expects to achieve first-in-human dosing of LADR-7 at the end of 2024 or early 2025. If the Company fails to meet the FDA’s regulatory requirements for the first-in-human dosing, the first-patient dosing could be substantially delayed.

Management will continue to explore in parallel both partnered and non-partnered funding and development strategies for LADR™ with a goal of obtaining the least costly capital possible to enable value inflection milestones.

Partnering of Aldoxorubicin

On July 27, 2017, the Company entered into an exclusive worldwide license agreement (the “License Agreement”) with ImmunityBio, Inc. (formerly known as NantCell, Inc. (“NantCell, Inc.”), and which merged with NantKwest Inc. in March 2021 (“ImmunityBio” and together with NantCell, Inc., “NantCell”)), granting to ImmunityBio the exclusive rights to develop, manufacture and commercialize aldoxorubicin in all indications. As a result, we are no longer directly working on the development of aldoxorubicin. As part of the License Agreement, ImmunityBio made a strategic investment of $13 million in LadRx’s common stock at $660.00 per share (adjusted to reflect the 2017 reverse stock split), a premium of 92% to the market price on that date. The Company also issued ImmunityBio a warrant to purchase up to 5,000 shares of common stock at $660.00 per share, which such warrant expired on January 26, 2019.

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

Mutual Termination and Release Agreement

On June 3, 2024 (the “Effective Date”), we entered into a Mutual Termination and Release Agreement (the “Termination Agreement”) with NantCell and its parent company, ImmunityBio and XOMA (as defined below). Pursuant to the Termination Agreement, the License Agreement will terminate automatically on the Effective Date, and neither the Company nor NantCell will have any continuing obligations to each other than as described in the Termination Agreement. Additionally, except that during the 30 day period following the Effective Date (the “Discussion Period”), the Company and NantCell shall engage in good faith discussions regarding the terms of an agreement pursuant to which the Company would have the right to purchase the inventory of aldoxorubicin (including, without limitation, active pharmaceutical ingredient, WPI and finished dose, the “Inventory”) and all other materials necessary for the research, development and commercialization, among others, worldwide as of the Effective Date, at the Company’s expense. Subsequently, the Company and NantCell have agreedthe disposition of the Inventory shall be at NantCell’s sole discretion.

The Termination Agreement additionally provides for the release of the Company and NantCell from claims, demands and liabilities, among others, and customary representations and warranties, covenants, and other provisions customary for transactions of this nature.

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

First Amendment to Royalty Purchase Agreement

On June 3, 2024, in consideration for the termination of the License Agreement pursuant to the Termination Agreement, the Company and XOMA entered into the First Amendment to the Royalty Agreement (the “First Amendment”). Pursuant to the First Amendment, if the Company decides to commercialize aldoxorubicin itself, prior to the first commercial sale of aldoxorubicin, the Company and XOMA shall enter into a synthetic royalty purchase agreement, pursuant to which the Company shall agree to make quarterly royalty payments to XOMA equal to the amount of all aggregate net sales of aldoxorubicin during each calendar quarter multiplied by 1.5%. If the Company decides not to commercialize aldoxorubicin itself and instead licenses aldoxorubicin to a third party, upon entry of such a new license agreement, XOMA shall be entitled to receive (i) royalty payments with respect to net sales of aldoxorubicin payable to the Company multiplied by 7.5% and (ii) milestone payments of 7.5% of any milestone payable to the Company pursuant to the License Agreement. The First Amendment contains customary covenants and other provisions customary for transactions of this nature.

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

On May 31, 2022, Orphazyme announced that it had completed the sale of substantially all of its assets and business activities for cash consideration of $12.8 million and assumption of liabilities estimated to equal approximately $5.2 million to KemPharm (the “KemPharm Transaction”). KemPharm is a specialty biopharmaceutical company focused on the discovery and development of novel treatments for rare CNS diseases. As part of the KemPharm Transaction, all of Orphazyme’s obligations to LadRx under the 2011 Arimoclomol Agreement, including with regard to milestone payments and royalties on sales, were assumed by KemPharm. KemPharm is expected to continue the early access programs with arimoclomol, and to continue to pursue the potential approval of arimoclomol as a treatment option for NPC. In January 2024, the FDA accepted KemPharm’s NDA for arimoclomol. KemPharm re-branded to Zevra Therapeutics, Inc. in February 2023.

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

Our significant accounting policies are summarized in Note 2 to our audited financial statements contained in the 2023 Annual Report.

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

Liquidity and Capital Resources

Going Concern

The Company’s condensed financial statements have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the six-month period ended June 30, 2024, we realized a net loss of $1.1 million and had total stockholders’ deficit as of June 30, 2024 of $0.9 million. The Company has no recurring revenue, and we are likely to continue to incur losses unless and until we conclude a successful strategic partnership or financing for our LADR™ technology. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended December 31, 2023, has also expressed doubt about the Company’s ability to continue as a going concern.

At June 30, 2024, we had cash and cash equivalents and short-term investments of approximately $0.8 million. The continuation of the Company as a going concern is dependent upon its ability to obtain necessary debt or equity financing to continue operations until it begins generating positive cash flow. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case of equity financing.

Net cash used in operating activities for the six months ended June 30, 2024 was $1.3 million, which was primarily the result of a net loss from operations $1.1 million, and $0.2 million in net cash outflows associated with changes in assets and liabilities.

Net cash used in operating activities for the six months ended June 30, 2023 was $2.5 million, which was primarily the result of the sale of royalty and milestone rights, net of transaction costs of $4.2 million less a net loss from operations of $2.1 million, and $0.4 million in net cash inflows associated with changes in assets and liabilities.

There were no investing activities in either of the three-month periods ended June 30, 2024 and 2023, and we do not expect any significant capital spending during the next 12 months.

There were no financing activities in the six-month period ended June 30, 2024, whereas we purchase the preferred investment option for $250,000 and paid dividends on the shares of Series C 10.00% Convertible Preferred Stock of $0.1 million in the six-month period ended June 30, 2023.

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

Results of Operations

We recorded a net loss of approximately $1.3 million and $1.1 million for the three-month and six-month periods ended June 30, 2024, respectively, as compared to a net income of approximately $3.1 million and $2.0 million for the three-month and six-month periods ended June 30, 2023, respectively.

We recognized no licensing revenue in the six-month periods ended June 30, 2024 and 2023. We will no longer be entitled to future licensing revenues from our current licensing agreements, since we transferred the royalty and milestone rights associated with arimoclomol and aldoxorubicin to XOMA, pursuant to the Royalty Agreement, as amended, and the Assignment Agreement for net proceeds of approximately $4.2 million, along with $6 million in potential post-closing payments, based on achievement of certain future milestones. For the three and six-month periods ended June 30, 2023, we recognized those net proceeds of $4.2 million as Other Income on our statement of operations, and for the three and six-month periods ended June 30, 2024, we recognized a $1.0 million post-closing as Other Income on our statement of operations.

General and Administrative Expenses

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2024	2023	2024	2023
	(In thousands)		(In thousands)
General and administrative expenses	$695	$1,018	$1,444	$2,095
Amortization of stock awards	4	—	55	—
Depreciation and amortization	1	3	3	6
	$700	$1,021	$1,502	$2,101

General and administrative expenses include all administrative salaries and general corporate expenses, including legal expenses. Our general and administrative expenses, excluding stock expense, non-cash expenses and depreciation and amortization, were $0.7 million and $1.4 million for the three and six-month periods ended June 30, 2024, respectively, and $1.0 million and $2.1 million, respectively, for the same periods in 2023. Our general and administrative expenses in the comparative periods excluding amortization of stock awards, non-cash expenses and depreciation and amortization, decreased primarily due to a decrease in professional fees, insurance costs and salaries, offset by an increase in franchise taxes.

Research and Development

Research expenses are incurred by us in the discovery of new information that will assist us in the development of LADR-7. We did not have the resources to incur these expenses for the three and six-month periods ended June 30, 2023, whereas for the three and six-month period ended June 30, 2024, we incurred $30,000 and $624,000 respectively in research and development expenses.

Depreciation and Amortization

Depreciation expense reflects the depreciation of our equipment and furnishings.

Interest Income

Interest income was approximately $12,000 and $30,000 for the three-month and six-month periods ended June 30, 2024, respectively, as compared to $3,000 and $7,000, respectively, for the same periods in 2023.

Item 3. — Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in short-term debt securities issued by the U.S. government and institutional money market funds. The primary objective of our investment activities is to preserve principal. Due to the nature of our short-term investments, we believe that we are not subject to any material market risk exposure. We do not have any speculative or hedging derivative financial instruments or foreign currency instruments. If interest rates had varied by 10% in the three-month period ended June 30, 2024, it would not have had a material effect on our results of operations or cash flows for that period.

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

Changes in Controls over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2024 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We continually seek to assure that all of our controls and procedures are adequate and effective. Any failure to implement and maintain improvements in the controls over our financial reporting could cause us to fail to meet our reporting obligations under the SEC’s rules and regulations. Any failure to improve our internal controls to address the weaknesses we have identified could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our common stock.

PART II — OTHER INFORMATION

Item 1. — Legal Proceedings

None.

Item 1A. — Risk Factors

You should carefully consider and evaluate the information in this Quarterly Report and the risk factors set forth under the caption “Item 1A. Risk Factors” in our 2023 Annual Report, which was filed with the SEC on March 16, 2023. The risk factors associated with our business have not materially changed compared to the risk factors disclosed in the 2023 Annual Report.

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

LadRx Corporation

Date: August 14, 2024	By:	/s/ JOHN Y. CALOZ
John Y. Caloz
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
10.1	Mutual Termination and Release Agreement, dated as of June 3, 2024, by and among LadRx Corporation, NantCell, Inc., ImmunityBio, Inc. and XOMA (US) LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on June 6, 2024).
10.2	First Amendment of Royalty Purchase Agreement, dated as of June 3, 2024, by and between LadRx Corporation and XOMA (US) LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2024).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Schema Document
101.CAL*	Inline XBRL Calculation Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
101.LAB*	Inline XBRL Label Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

