Form 10-Q
period 2024-09-30
LadRx Corp
filed 2024-11-14
CIK 799698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

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

Number of shares of common stock of LadRx Corporation, $0.001 par value, outstanding as of November 14, 2024: 495,092 shares.

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

PART I — FINANCIAL INFORMATION

Item 1. — Condensed Financial Statements

LADRX CORPORATION
CONDENSED BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$57,256	$2,070,075
Prepaid expenses and other current assets	13,557	191,783
Total current assets	70,813	2,261,858
Equipment and furnishings, net	2,086	6,711
Other assets	1,475	7,703
Operating lease right-of-use asset	—	31,610
Total assets	$74,374	$2,307,882

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$795,680	$1,202,689
Accrued expenses and other current liabilities	1,033,158	964,233
Current portion of operating lease liabilities	—	33,606
Total current liabilities	1,828,838	2,200,528

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred Stock, $0.01 par value, 833,333 shares authorized, including 50,000 shares of Series B Junior Participating Preferred Stock; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 62,393,940 shares authorized 495,092 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	495	495
Additional paid-in capital	488,671,864	488,612,890
Accumulated deficit	(490,426,823)	(488,506,031)
Total stockholders’ equity (deficit)	(1,754,464)	107,354
Total liabilities and stockholders’ equity (deficit)	$74,374	$2,307,882

The accompanying notes are an integral part of these condensed financial statements.

LADRX CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Licensing revenue	$—	$—	$—	$—

Expenses:
Research and development	4,463	14,625	628,543	14,625
General and administrative	823,250	825,688	2,325,636	2,926,892

Loss from operations	(827,713)	(840,313)	(2,954,179)	(2,941,517)

Other income:
Interest income	3,173	24,307	33,386	31,405
Sale of royalty and milestone rights, net of transaction costs	—	—	1,000,000	4,167,219
Other	—	17	—	1,372

Net income (loss)	$(824,540)	$(815,989)	$(1,920,793)	$1,258,479

Dividends paid on preferred shares	—	—	—	(68,809)

Net income (loss) attributable to common stockholders	$(824,540)	$(815,989)	$(1,920,793)	$1,189,670

Total basic and diluted income (loss) per share	$(1.67)	$(1.65)	$(3.88)	$2.59

Basic and diluted weighted-average shares outstanding	495,092	495,092	495,092	486,101

The accompanying notes are an integral part of these condensed financial statements

LADRX CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income (loss) from operations	$(1,920,793)	$1,258,479
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	4,625	8,876
Stock-based compensation expense	58,974	—
Changes in assets and liabilities:
Prepaid expenses and other current assets	178,226	592,511
Other assets	6,228	—
Amortization of operating lease right-of-use asset	31,610	138,236
Accounts payable	(407,009)	11,079
Operating lease liabilities	(33,605)	(146,078)
Accrued expenses and other current liabilities	68,925	14,124
Net cash provided by (used in) operating activities	(2,012,819)	1,877,227

Cash flows from financing activities
Preferred stock dividend	—	(68,809)
Purchase of preferred investment option	—	(250,000)
Net cash used in financing activities		(318,809)

Net increase (decrease) in cash and cash equivalents	(2,012,819)	1,558,418
Cash and cash equivalents at beginning of period	2,070,075	1,374,992
Cash and cash equivalents at end of period	$57,256	$2,933,410

Supplemental disclosure of Cash Flow Information:

Conversion of Series C 10% Convertible Preferred Stock to Common Stock	$—	$1,343,684

The accompanying notes are an integral part of these condensed financial statements

LADRX CORPORATION

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

For the Nine Month Period Ended September 30, 2024

	Series B Preferred Shares Issued	Common Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at January 1, 2024	—	495,092	$495	$488,612,890	$(488,506,031)	$107,354
Stock compensation on vested options				51,119		51,119
Net income					186,735	186,735
Balance at March 31, 2024	—	495,092	$495	$488,664,009	$(488,319,296)	$345,208

Stock compensation on vested options				3,928		3,928
Net loss					(1,282,987)	(1,282,987)
Balance at June 30, 2024		495,092	$495	$488,667,937	$(489,602,283)	(933,851)

Stock compensation on vested options				3,927		3,927
Net loss					(824,540)	(824,540)
Balance at September 30, 2024		495,092	$495	$488,671,864	$(490,426,823)	$(1,754,464)

For the Nine Month Period Ended September 30, 2023

	Series B Preferred Shares Issued	Common Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at January 1, 2023	—	450,374	$450	$487,519,251	$(488,837,665)	$(1,317,964)
1 for 100 reverse stock split fractional shares		13,191	13	(13)		—
Conversion of Series C Convertible Preferred Stock		15,250	15	655,139		655,154
Preferred dividend					(68,809)	(68,809)
Issuance of common stock		250	1	(1)		—
Net loss					(1,074,498)	(1,074,498)
Balance at March 31, 2023	—	479,065	$479	$488,174,376	($489,980,972)	$(1,806,117)

Conversion of Series C Convertible Preferred Stock		16,027	16	688,514		688,530
Payment to redeem investment option				(250,000)		(250,000)
Net income					3,148,966	3,148,966

Balance at June 30, 2023	—	495,092	$495	$488,612,890	$(486,832,006)	$1,781,379

Net loss					(815,989	(815,989)

Balance at September 30, 2023	—	495,092	$495	$488,612,890	$(487,647,995)	$965,390

LADRX CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Three Months and Nine-Months Periods Ended September 30, 2024 and 2023
(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying condensed financial statements of Ladrx Corporation (the “Company”) at September 30, 2024, and for the three-month and nine-month periods ended September 30, 2024 and 2023, respectively, are unaudited, but include all adjustments, consisting of normal recurring entries, that management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2023 were derived from our audited financial statements as of that date.

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

Going Concern

The Company’s condensed financial statements have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the nine-month period ended September 30, 2024, the Company incurred a net loss of $1.9 million and had total stockholders’ deficit as of September 30, 2024 of $1.8 million. The Company has no recurring revenue, and we are likely to continue to incur losses unless and until we conclude a successful strategic partnership or financing for our LADR™ technology. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its audit report on the Company’s consolidated financial statements for the year ended December 31, 2023, expressed substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty.

At September 30, 2024, we had cash and cash equivalents and short-term investments of approximately $0.1 million. The Company expects to receive a $1 million milestone payment upon the first commercial sale of arimoclomol from Xoma in the fourth quarter of 2024. This is predicated upon the recent announcement in September 2024 by Zevra that arimoclomol was approved by the Food and Drug Administration and that Zevra expects to initiate its lauch activities for MIPLYFFA (arimoclomol) in the fourth quarter of 2024.  The continuation of the Company as a going concern is dependent upon its ability to obtain necessary debt or equity financing to continue operations until it begins generating positive cash flow. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case of equity financing.

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

Fair Value Measurements

The Company measures the fair value of financial instruments using a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels:

Level 1—Inputs used to measure fair value are unadjusted quoted prices that are available in active markets for the identical assets or liabilities as of the reporting date.

Level 2— Other significant observable inputs for the assets or liabilities through corroboration with market data at the measurement date.

Level 3—Unobservable inputs that are supported by little or no market activity and reflect the use of significant management judgment are used to measure fair value. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions. The determination of fair value for Level 3 investments and other financial instruments involves the most management judgment and subjectivity.

The carrying amounts of financial assets and liabilities, such as cash, other current assets, accounts payable, and accrued expenses, approximate their fair values because of the short maturity of these instruments.

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

Stock Compensation

The Company accounts for share-based awards to employees and non-employee directors and consultants in accordance with the provisions of ASC 718, Compensation—Stock Compensation., and under the recently issued guidance following FASB’s pronouncement, ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. Under ASC 718, and applicable updates adopted, share-based awards are valued at fair value on the date of grant and that fair value is recognized over the requisite service, or vesting, period. The Company values its equity awards using the Black-Scholes option pricing model, and accounts for forfeitures when they occur. Recognition of compensation expense for non-employees is in the same period and manner as if the Company had paid cash for the services.

Basic and Diluted Net Income (Loss) Per Common Share

Basic and diluted net loss per common share is computed based on the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing the net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued using the treasury stock method. Potential common shares are excluded from computation when their effect is antidilutive. Common share equivalents that could potentially dilute net loss per share in the future, and which were excluded from the computation of diluted loss per share, were as follows:

	As of September 30,
	2024	2023
Options to acquire common stock	69,000	15,647
Warrants to acquire common stock	—	42
	69,000	15,689

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

At December 31, 2022, the Company had 2,752 shares of Series C Preferred Stock outstanding. On January 31, 2023, the Investor converted a further 1,342 shares of Series C Preferred Stock for 15,250 shares of common stock and on May 8, 2023, the Investor converted its remaining shares of Series C Preferred Shares for 16,027 shares of common stock. As of September 30, 2024 and December 31, 2023, there were no shares of Series C Preferred Stock issued and outstanding.

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

Management determined that the Royalty Agreement is not considered to be with a customer, and it does not fall within the scope of ASC 606. Instead, the Royalty Agreement represents an in-substance sale of non-financial assets and, therefore, should be accounted for within the scope of ASC 610-20.

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

The Company has the 2008 Stock Incentive Plan (the “2008 Plan”) under which 50,000 shares of common stock are reserved for issuance. As of September 30, 2024, there were approximately 10,500 shares subject to outstanding stock options and approximately 8,000 shares outstanding related to restricted stock grants issued from the 2008 Plan. This plan expired on November 20, 2018 and thus no further shares are available for future grant under this plan.

In November 2019, the Company adopted the 2019 Stock Incentive Plan (the “2019 Plan”) under which 54,000 shares of common stock are reserved for issuance. As of September 30, 2024, there were 3,500 shares subject to outstanding stock options and 250 shares outstanding related to restricted stock grants from the 2019 Plan. This Plan expires on November 14, 2029.

On September 7, 2023, the Board approved the first amendment (the “Plan Amendment”) to the 2019 Plan, effective as of the same date. The Plan Amendment amends the 2019 Plan to (i) reflect the Company’s recent name change from CytRx Corporation to LadRx Corporation, and (ii) increase the aggregate number of shares of common stock that may be issued under the 2019 Plan, as set forth in Section 4(a) of the 2019 Plan, by an additional 75,000 shares of common stock. On September 7, 2023, the Board additionally approved and set January 16, 2024, as the grant date for certain stock options to purchase shares of common stock to certain directors and officers of the Company, which such options to purchase up to a total of 55,000 shares of common stock were granted to employees and directors. Fifty percent of these options were immediately vested, and the remaining balance will vest in equal installments on a monthly basis over three years. There were no options issued in the period ended September 30, 2023.

The fair value of the stock options at the date of grant was estimated using the Black-Scholes option-pricing model, based on the following assumptions:

	2024	2023
Risk-free interest rate	3.88%	2.42%
Expected volatility	147%	92%
Expected lives (years)	6	6
Expected dividend yield	0.00%	0.00%

The Company’s computation of expected volatility is based on the historical daily volatility of its publicly traded stock. For option grants issued during the nine-months ended September 30, 2024, the Company used a calculated volatility for each grant. The Company lacks adequate information about the exercise behavior at this time and has determined the expected term assumption under the simplified method provided for under ASC 718, which averages the contractual term of the Company’s options of ten years with the average vesting term of three years for an average of six years. In 2024, the Company used the average term of six years. The dividend yield assumption of zero is based upon the fact the Company has never paid cash dividends on common stock and presently has no intention of paying cash dividends. The risk-free interest rate used for each grant is equal to the U.S. Treasury rates in effect at the time of the grant for instruments with a similar expected life. The Company accounts for forfeitures as they occur. No amounts relating to stock-based compensation have been capitalized. No amounts relating to employee stock-based compensation have been capitalized.

During the nine months ended September 30, 2024 and September 30, 2023, no options were exercised.

Presented below is our stock option activity:

	Nine-Months Ended September 30, 2024
	Number of Options (Employees)	Number of Options (Non-Employees)	Total Number of Options	Weighted-Average Exercise Price
Outstanding at January 1, 2024	10,350	3,650	14,000	$501.70
Issued	55,000	—	55,000	1.83
Exercised, forfeited or expired	—	—	—	—
Outstanding at September 30, 2024	65,350	3,650	69,000	$103.24
Exercisable at September 30, 2024	43,971	3,650	47,621	$148.75

The following table summarizes significant ranges of outstanding stock options under the 2008 Plan and the 2019 Plan at September 30, 2024:

Range of Exercise Prices	Number of Options	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Number of Options Exercisable	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price
$1.83 - $25.99	55,000	9.30	$1.83	33,624	9.30	$1.83
$26.00 –$100.00	3,500	5.20	$26.00	3,500	5.20	$26.00
$100.01 – $300.00	6,066	2.96	$195.29	6,066	2.96	$195.29
$300.01 –$4,146.00	4,434	0.86	$1,296.92	4,431	0.86	$1,296.92
	69,000	7.99	$103.24	47,621	7.99	$148.75

The Company recorded $58,974 of stock compensation costs in the period ended September 30, 2024 and no costs in the period ended September 30, 2023. At September 30, 2024, there was $35,350 of unrecognized compensation expense related to unvested stock options.

There was no aggregate intrinsic value of the outstanding options as of September 30, 2024.

At December 31, 2023, the Company had warrants to purchase up to 42 shares of common stock outstanding at a weighted average exercise price of $1,044.00 per share, which expired in 2024, and as such, the Company had no outstanding warrants at September 30, 2024.

5. Commitments and Contingencies

Commitments

Aldoxorubicin

The Company has an agreement (the “Vergell Agreement”) with Vergell Medical (formerly with KTB Tumorforschungs GmbH) (“Vergell”) for the exclusive license of patent rights held by Vergell for the worldwide development and commercialization of aldoxorubicin. Under the agreement, we had to make payments to Vergell upon meeting certain clinical and regulatory milestones up to and including the product’s second final marketing approval. However, those payments are no longer required since the intellectual property acquired under the Vergell Agreement has now expired. The Company accrued $316,000 that we believe is owed prior to the expiry of the intellectual property. This amount was outstanding both for the nine-month periods ended September 30, 2024 and September 30, 2023 and is included in accrued expenses and other current liabilities on the condensed balance sheet.

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

Innovive

Under the merger agreement by which the Company acquired Innovive, the Company agreed to pay the former Innovive stockholders a total of up to approximately $18.3 million of future earnout merger consideration, subject to our achievement of specified net sales under the Innovive license agreements. As of September 30, 2024, there are no longer any further obligations due under this agreement, since the licensed intellectual property rights have expired.

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

LADR Drug Discovery Platform

We believe that the LADR™ technology offers the opportunity for multiple pipeline drugs. The Company’s LADR™ technology platform consists of an organic backbone that is attached to a chemotoxic agent. The purpose of the LADR™ backbone is to first target and deliver the chemotoxic agent to the tumor environment, and then to release the chemotoxic agent within the tumor. By delivering, concentrating, and releasing the chemotoxic agent within the tumor, one expects to reduce the off-target side-effects of the chemotherapeutic, which in turn allows for several-fold higher dosing of the chemotherapeutic to the patient. Being small organic molecules, the Company expects LADR-based drugs to offer the benefits of targeting the tumor without the complexity, side effects, and expense inherent in macromolecules such as antibodies and nanoparticles.

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

The first LADR-based drug is aldoxorubicin. Aldoxorubicin consists of the widely used chemotoxin doxorubicin attached to a LADR backbone that targets the drug to the tumor, and releases the active drug once inside the tumor. Aldoxorubicin has been administered to hundreds of patients in clinical trials in soft tissue sarcoma and glioblastoma. As expected for a LADR-based drug, aldoxorubicin is typically dosed at a level that provides 3-4 times the amount of doxorubicin that can be safely delivered to a patient. In a large Phase II study in advanced soft tissue sarcomas, aldoxorubicin met its primary endpoint in extending progression-free survival (PFS). This Phase II study also resulted in preliminary data suggestive of aldoxorubicin having an improved cardiotoxicity profile relative to doxorubicin, one of the major issues with the use of doxorubicin. This preliminary data suggesting a possible advantage in cardiotoxicity offered by aldoxorubicin over doxorubicin was also shown in a subsequent Phase III trial in soft tissue sarcoma. The primary PFS endpoint was not met in this Phase III trial, in which 2/3 of the patients in the aldoxorubicin group were known to have already progressed after treatment with doxorubicin, making efficacy results difficult to interpret in this Phase III trial. It is the opinion of the Company that additional Phase II and Phase III studies with aldoxorubicin are warranted.

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

The IND-enabling work that remains prior to applying to a regulatory agencyfor first-in-human studies for LADR 7-10 is limited due to the extensive experimentation already completed. In the case of LADR 7, a manufacturing run under Good Manufacturing Practices (GMP) has been completed.

The final toxicology studies required for the IND for LADR 7 have been completed, and all that remains prior to initiating first-in-human Phase I studies of LADR-7 are packaging of LADR-7 into clinical trial containers, and notification of relevant regulatory bodies. We expect these activities to require 6 months once funding has been secured. If the Company fails to meet regulatory agencies’ requirements for initiating first-in-human studies, the first-patient dosing could be substantially delayed.

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

The Company has also completed the Good Laboratory Practices (“GLP”) toxicology program that is expected to form the foundation of the regulatory applications necessary to initiate human clinical studies of LADR7. Management expects to apply for first-in-human approval with the FDA or an international equivalent within 6 months of receiving additional funding.

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

ImmunityBio conducted an open-label, randomized, Phase 2 study of a combination of immunotherapy, aldoxorubicin, and standard-of-care chemotherapy versus standard-of-care chemotherapy alone for the treatment of locally advanced or metastatic pancreatic cancer in patients who have had 1 or 2 lines of treatment (Cohorts A and B) or 3 or greater lines of treatment (Cohort C). In June 2022, Immunity Bio presented data at the American Society of Clinical Oncology meeting showing that patients receiving combination immunotherapy with aldoxorubicin plus standard-of-care chemotherapy experienced overall survival of 5.8 months, compared to 3 months for historical control patients that had received only the standard-of-care chemotherapy (n=78, 95% confidence interval of 4 to 6.9 months). Immunity Bio submitted the results of the Phase 2 study to the FDA for registration. The FDA denied the request, and asked for a very large clinical trial with cohorts for each of the combination therapies alone, and in permutative combination with the other combination therapies. Immunity Bio chose not to proceed with the FDA’s recommended trial, and aldoxorubicin has been returned to LadRx (see below “Mutual Termination and Release Agreement”).

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

Mutual Termination and Release Agreement

On June 3, 2024 (the “Effective Date”), we entered into a Mutual Termination and Release Agreement (the “Termination Agreement”) with NantCell and its parent company, ImmunityBio and XOMA (as defined below). Pursuant to the Termination Agreement, the License Agreement will terminate automatically on the Effective Date, and neither the Company nor NantCell will have any continuing obligations to each other than as described in the Termination Agreement. Additionally, except that during the 30 day period following the Effective Date (the “Discussion Period”), the Company and NantCell shall engage in good faith discussions regarding the terms of an agreement pursuant to which the Company would have the right to purchase the inventory of aldoxorubicin (including, without limitation, active pharmaceutical ingredient, WPI and finished dose, the “Inventory”) and all other materials necessary for the research, development and commercialization, among others, worldwide as of the Effective Date, at the Company’s expense. Subsequently, the Company and NantCell have agreed the disposition of the Inventory shall be at NantCell’s sole discretion.

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

On May 31, 2022, Orphazyme announced that it had completed the sale of substantially all of its assets and business activities for cash consideration of $12.8 million and assumption of liabilities estimated to equal approximately $5.2 million to KemPharm (the “KemPharm Transaction”). KemPharm is a specialty biopharmaceutical company focused on the discovery and development of novel treatments for rare CNS diseases. As part of the KemPharm Transaction, all of Orphazyme’s obligations to LadRx under the 2011 Arimoclomol Agreement, including with regard to milestone payments and royalties on sales, were assumed by KemPharm. KemPharm is expected to continue the early access programs with arimoclomol, and to continue to pursue the potential approval of arimoclomol as a treatment option for NPC. KemPharm re-branded to Zevra Therapeutics, Inc. (“Zevra”) in February 2023. In January 2024, the FDA accepted Zevra’s NDA for arimoclomol and in September, the FDA approved arimoclomol as an orally-delivered treatment for NPC. In September 2024, Zevra additionally announced that MIPLYFFA™ (arimoclomol) will be commercially available in the United States towards the end of 2024. Shortly thereafter, we expect to receive a $1 million milestone payment pursuant to the terms of the Assignment Agreement.

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

Liquidity and Capital Resources

Going Concern

The Company’s condensed financial statements have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the nine-month period ended September 30, 2024, the Company incurred a net loss of $1.9 million and had total stockholders’ deficit as of September 30, 2024 of $1.8 million. The Company has no recurring revenue, and we are likely to continue to incur losses unless and until we conclude a successful strategic partnership or financing for our LADR™ technology. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its audit report on the Company’s consolidated financial statements for the year ended December 31, 2023, expressed substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty.

At September 30, 2024, we had cash and cash equivalents and short-term investments of approximately $0.1 million. The Company expects to receive a $1 million milestone payment upon the first commercial sale of arimoclomol from Xoma in the fourth quarter of 2024. This is predicated upon the recent announcement in September 2024 by Zevra that arimoclomol was approved by the Food and Drug Administration and that Zevra expects to initiate its lauch activities for MIPLYFFA (arimoclomol) in the fourth quarter of 2024. The continuation of the Company as a going concern is dependent upon its ability to obtain necessary debt or equity financing to continue operations until it begins generating positive cash flow. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case of equity financing.

Net cash used in operating activities for the nine months ended September 30, 2024 was $2.0 million, which was primarily the result of the sale of royalty and milestone rights, net of transaction costs of $1.0 million less a net loss from operations $2.9 million, and $0.1 million in net cash outflows associated with changes in assets and liabilities.

Net cash provided by operating activities for the nine months ended September 30, 2023 was $1.9 million, which was primarily the result of the sale of royalty and milestone rights, net of transaction costs of $4.2 million less a net loss from operations of $2.9 million, and $0.6 million in net cash inflows associated with changes in assets and liabilities.

There were no investing activities in either of the nine-month periods ended September 30, 2024 and 2023, and we do not expect any significant capital spending during the next 12 months.

There were no financing activities in the nine-month period ended September 30, 2024, whereas we purchase the preferred investment option for $250,000 and paid dividends on the shares of Series C 10.00% Convertible Preferred Stock of $0.1 million in the nine-month period ended September 30, 2023.

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

Results of Operations

We recorded a net loss of approximately $0.8 million and $1.9 million for the three-month and nine-month periods ended September 30, 2024, respectively, as compared to a net income (loss) of approximately $(0.8) million and $1.2 million for the three-month and nine-month periods ended September 30, 2023, respectively.

We recognized no licensing revenue in the nine-month periods ended September 30, 2024 and 2023. We will no longer be entitled to future licensing revenues from our current licensing agreements, since we transferred the royalty and milestone rights associated with arimoclomol and aldoxorubicin to XOMA, pursuant to the Royalty Agreement, as amended, and the Assignment Agreement for net proceeds of approximately $4.2 million, along with $6 million in potential post-closing payments, based on achievement of certain future milestones. For the nine-month period ended September 30, 2023, we recognized those net proceeds of $4.2 million as Other Income on our statement of operations, and for the nine-month period ended September 30, 2024, we recognized a $1.0 million post-closing as Other Income on our statement of operations.

General and Administrative Expenses

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2024	2023	2024	2023
	(In thousands)		(In thousands)
General and administrative expenses	$818	$823	$2,262	$2,918
Amortization of stock awards	4	—	59	—
Depreciation and amortization	1	3	5	9
	$823	$826	$2,326	$2,927

General and administrative expenses include all administrative salaries and general corporate expenses, including legal expenses. Our general and administrative expenses, excluding stock expense, non-cash expenses and depreciation and amortization, were $0.8 million and $2.3 million for the three and nine-month periods ended September 30, 2024, respectively, and $0.8 million and $2.9 million, respectively, for the same periods in 2023. Our general and administrative expenses in the comparative periods excluding amortization of stock awards, non-cash expenses and depreciation and amortization, decreased primarily due to a decrease in professional fees, insurance costs and salaries, offset by an increase in franchise taxes.

Research and Development

Research expenses are incurred by us in the discovery of new information that will assist us in the development of LADR-7. We incurred $14,000 of these expenses for both the three and nine-month periods ended September 30, 2023, whereas for the three and nine-month period ended September 30, 2024, we incurred $4,400 and $629,000 respectively in research and development expenses.

Interest Income

Interest income was approximately $3,000 and $33,000 for the three-month and nine-month periods ended September 30, 2024, respectively, as compared to $24,000 and $31,000, respectively, for the same periods in 2023.

Item 3. — Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in short-term debt securities issued by the U.S. government and institutional money market funds. The primary objective of our investment activities is to preserve principal. Due to the nature of our short-term investments, we believe that we are not subject to any material market risk exposure. We do not have any speculative or hedging derivative financial instruments or foreign currency instruments. If interest rates had varied by 10% in the three-month period ended September 30, 2024, it would not have had a material effect on our results of operations or cash flows for that period.

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

Changes in Controls over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2024 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We continually seek to assure that all of our controls and procedures are adequate and effective. Any failure to implement and maintain improvements in the controls over our financial reporting could cause us to fail to meet our reporting obligations under the SEC’s rules and regulations. Any failure to improve our internal controls to address the weaknesses we have identified could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our common stock.

PART II — OTHER INFORMATION

Item 1. — Legal Proceedings

None.

Item 1A. — Risk Factors

The following description of risk factors includes any material changes to risk factors associated with our business, financial condition and results of operations previously disclosed in “Item 1A. Risk Factors” of the Annual Report on Form 10-K for the year ended December 31, 2023, and filed with the SEC on April 16, 2024. Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results, and stock price.

The following discussion of risk factors contains forward-looking statements. These risk factors may be important to understanding other statements in this Form 10-Q. The following information should be read in conjunction with the condensed consolidated financial statements and related notes in Part I, Item 1, “Financial Statements” and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q.

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

At September 30, 2024, we had cash and cash equivalents and short-term investments of approximately $0.1 million. Our continuation as a going concern is dependent upon our ability to obtain necessary debt or equity financing to continue operations until we begin generating positive cash flow. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case of equity financing. Additionally, pursuant to the Assignment Agreement, we expect to receive a $1 million milestone royalty payment upon the first commercial sale of MIPLYFFA (arimoclomol) by Zevra. The commercial launch of MIPLYFFA is expected in the fourth quarter of 2024. There is no assurance that we will receive this milestone royalty payment in a timely manner, or that such milestone royalty payment is sufficient to meet our anticipated cash requirements. This in turn may have a material adverse effect on our business, operating results and prospects.

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

LadRx Corporation

Date: November 14, 2024	By:	/s/ JOHN Y. CALOZ
John Y. Caloz
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Schema Document
101.CAL*	Inline XBRL Calculation Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
101.LAB*	Inline XBRL Label Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

