Form 10-K
period 2024-12-31
LadRx Corp
filed 2025-03-28
CIK 799698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Based on the closing price of the registrant’s common stock as reported on the OTC Markets, the aggregate market value of the registrant’s common stock held by non-affiliates on June 30, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $1.3 million. Shares of common stock held by directors and executive officers and any ten percent or greater stockholders and their respective affiliates have been excluded from this calculation, because such stockholders may be deemed to be “affiliates” of the registrant. This is not necessarily determinative of affiliate status for other purposes.

The number of outstanding shares of the registrant’s common stock as of March 28, 2025 was 495,092 shares.

LADRX CORPORATION

2024 ANNUAL REPORT ON FORM 10-K

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

LADR-Based Drugs

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

The Company’s LADR™ development efforts are focused on three classes of ultra-high potency albumin-binding drugs. These LADR-based drugs, aldoxorubicin, and LADRs 7, 8, 9, and 10, combine the proprietary LADR™ backbone with novel derivatives of the commonly used chemotherapeutic doxorubicin, in the case of aldoxorubicin, and the auristatin and maytansinoid drug classes, in the cases of LADRs 7-10. Doxorubicin is the most prescribed chemotherapeutic small molecule, but suffers from serious side effects. Auristatin and maytansinoid are highly potent chemotoxins, and require targeting to the tumor for safe administration to humans, as is the case for the U.S. Food and Drug Administration (“FDA”)-approved drugs Adcetris (auristatin antibody-drug-conjugate manufactured by Seagen, Inc.) and Kadcyla (maytansine antibody-drug-conjugate manufactured by Genentech, Inc.). We believe that LADR-based drugs may offer the benefits of tumor targeting without the disadvantages of antibodies and other macromolecules, which include expense, complexity, and negative side effects. Additionally, albumin is a very well-characterized drug target, which we believe will reduce clinical and regulatory costs and risks.

The Company’s postulated mechanism of action for LADR-based drugs is as follows:

●	after administration, the linker portion of the drug conjugate forms a rapid and specific covalent bond to the cysteine-34 position of circulating albumin, resulting in circulating but inactive drug;

●	circulating albumin preferentially accumulates in tumors due to the tumor using albumin as food for growth, and due to a mechanism called “enhanced permeability and retention”, which results in lower exposure to the drug in noncancerous tissues of the heart, liver, and other organs;

●	once localized at the tumor, the acid-sensitive linker of the LADR™ backbone is cleaved due to the specific conditions within the tumor and in the tumor microenvironment; and

●	free active drug is then released within the tumor, causing tumor cell death.

Our first-generation LADR-based drug is called aldoxorubicin. Aldoxorubicin is the well-known drug doxorubicin attached to the first generation LADR™ backbone (LADRs 7-10 employ a next generation LADR™ backbone). Aldoxorubicin has been administered to over 600 human subjects in human clinical trials and has proven the concept of LADR™ in that several-fold more doxorubicin can be administered to patients when the doxorubicin is attached to LADR™ than when administered as native doxorubicin. Aldoxorubicin has received Orphan Drug Designation (ODD) by the FDA for the treatment of soft tissue sarcoma (“STS”), ovarian cancer, pancreatic cancer, and non-small cell lung cancer. ODD provides several benefits including seven years of market exclusivity after approval, certain R&D related tax credits, and protocol assistance by the FDA. European regulators also granted orphan designation for aldoxorubicin which confers ten years of market exclusivity among other benefits. LadRx plans to submit aldoxorubicin to the US FDA for marketing approval approximately 2Q or 3Q 2026 following a small number of simple non-clinical studies.

In December 2024, the Company announced that it is restarting a process to seek marketing approval of aldoxorubicin under the provisions of the FDA’s Section 505(b)(2). The 505(b)(2) pathway is designed for a new drug composition whose active ingredient is the same active ingredient as a drug previously approved by the FDA. Given that the active component of the tumor-targeted drug aldoxorubicin is the already-marketed drug doxorubicin, the 505(b)(2) pathway is available for aldoxorubicin, and greatly reduces the regulatory burden of getting aldoxorubicin to the market by relying on the non-clinical and clinical data history of doxorubicin and aldoxorubicin to demonstrate equivalence of efficacy and safety. Additionally, the market exclusivity awarded to drugs that have received orphan designation for certain rare diseases, as is the case for aldoxorubicin, is available for drugs approved through the 505(b)(2) process for new drugs. Based on prior discussions with the FDA and input from regulatory experts, the Company does not expect that additional human trials will be necessary to gain approval of aldoxorubicin under Section 505(b)(2). LadRx plans to submit a pre-NDA to the FDA within 3 months of receiving additional funding, and upon agreement with the FDA on a non-clinical path to approval, LadRx plans to submit a full NDA to the FDA. The Company estimates that aldoxorubicin will be ready for submission to the FDA for marketing approval approximately 12 months from receiving additional funding. LadRx expects the capital needed to reach the pre-NDA meeting to be approximately $1.5 million, and the capital needed to reach NDA marketing approval to be an additional $4 million. There can be no certainty that the Company will be successful in its approach to the FDA or in its raising additional capital.

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

The final toxicology studies required for the IND for LADR-7 have been completed. Prior to initiating the first-in-human Phase I studies of LADR-7, LADR-7 must be packaged into clinical trial containers, and the relevant regulatory agencies must be notified. We expect these activities to require approximately six months to complete, once funding has been secured. If the Company fails to meet regulatory agencies’ requirements for initiating the first-in-human studies of LADR-7, dosing of the first human patients could be substantially delayed.

Because the LADR™ backbone in future products would be the same as the LADR™ backbone in current product candidates, (i.e. the chemotoxin can be changed without changing the LADR™ backbone), management anticipates that future product candidates beyond LADR7 may enjoy abbreviated pre-clinical pathways to first-in-human. Such abbreviated pathways would be subject to FDA review and agreement.

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

Partnering History of Our Drug Assets

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

ImmunityBio conducted an open-label, randomized, Phase 2 study of a combination of immunotherapy, aldoxorubicin, and standard-of-care chemotherapy versus standard-of-care chemotherapy alone for the treatment of locally advanced or metastatic pancreatic cancer in patients who have had 1 or 2 lines of treatment (Cohorts A and B) or 3 or greater lines of treatment (Cohort C). In June 2022, ImmunityBio presented data at the American Society of Clinical Oncology meeting showing that patients receiving combination immunotherapy with aldoxorubicin plus standard-of-care chemotherapy experienced overall survival of 5.8 months, compared to 3 months for historical control patients that had received only the standard-of-care chemotherapy (n=78, 95% confidence interval of 4 to 6.9 months). ImmunityBio submitted the results of the Phase 2 study to the FDA for registration. The FDA denied the request and asked for a very large clinical trial with cohorts for each of the test therapies alone, and in permutative combination with the other combination therapies. ImmunityBio chose not to proceed with the FDA’s recommended trial, and aldoxorubicin has been returned to LadRx (see below “Mutual Termination and Release Agreement”).

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

The Royalty Agreement and the Assignment Agreement also provide for up to an additional $6 million based on regulatory and commercial milestones related to the development of arimoclomol and aldoxorubicin by their respective sponsors, Zevra, Inc. and Immunity Bio. The $6 million in potential post-closing payments is comprised of $1 million upon acceptance by the FDA of the arimoclomol New Drug Application (“NDA”), $1 million upon first commercial sale of arimoclomol, and $4 million upon FDA approval of aldoxorubicin. All royalty and milestone payments made to XOMA will be net of the existing licensing and milestone obligations owed by LadRx related to arimoclomol and aldoxorubicin. In January 2024, the Company received a payment of $1 million in connection with achieving the milestone relating to the acceptance by the FDA of the arimoclomol NDA, and in November 2024, the Company received $1 million in connection with achieving the milestone relating to the first commercial sale of arimoclomol.

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

On May 31, 2022, Orphazyme announced that it had completed the sale of substantially all of its assets and business activities for cash consideration of $12.8 million and assumption of liabilities estimated to equal approximately $5.2 million to KemPharm (the “KemPharm Transaction”). KemPharm is a specialty biopharmaceutical company focused on the discovery and development of novel treatments for rare CNS diseases. As part of the KemPharm Transaction, all of Orphazyme’s obligations to LadRx under the 2011 Arimoclomol Agreement, including with regard to milestone payments and royalties on sales, were assumed by KemPharm. KemPharm is expected to continue the early access programs with arimoclomol, and to continue to pursue the potential approval of arimoclomol as a treatment option for NPC. KemPharm resubmitted the NDA for arimoclomol in 2023. It is also identifying a regulatory path forward with the EMA. KemPharm re-branded to Zevra Therapeutics, Inc. in February 2023. In January 2024, the FDA accepted Zevra’s NDA for arimoclomol and in September, the FDA approved arimoclomol as an orally-delivered treatment for NPC. In September 2024, Zevra additionally announced that MIPLYFFA™ (arimoclomol) would be commercially available in the United States towards the end of 2024 and in November achieved its first commercial sale.

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

Pursuant to the Assignment Agreement, the Company is entitled to receive (i) a one-time payment of $1 million upon acceptance of a re-submission of a NDA to the FDA for arimoclomol, and (ii) a one-time payment of $1 million upon the first invoiced sale in certain territories of a pharmaceutical product derived from arimoclomol as an active pharmaceutical ingredient, subject to the receipt of the applicable regulatory approval required to sell such a product in such countries. In 2024, both milestones were achieved and the Company received both of the aforementioned milestone payments.

Commercialization and Marketing

We currently have no sales, marketing or commercial product distribution capabilities. A decision will be made at a later time on whether to commercialize aldoxorubicin or to seek a partner for the commercialization of aldoxorubicin.

We are searching for a development and commercialization partner or additional financing for the development of our other LADR drug candidates.

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

As of January 31, 2025, we have three granted U.S. patents and fifty-two granted foreign patents, and two pending U.S. patent applications and twenty pending foreign patent applications covering our LADRTM-related technology including LADR 7, LADR-8, LADR-9 and LADR-10. The un-extended patent term of patents that issue covering our LADRTM-related technology is between June 2036 and November 2038. We also have four granted foreign patents, one pending US patent application, and eight pending foreign patent applications covering our albumin companion diagnostic (ACDxTM). The un-extended patent term of patents that issue covering our ACDxTM is July 2039. The patents and patent applications covering our LADRTM-related technology, and ACDxTM are assigned to LadRx.

As of January 31, 2025, we have three granted U.S. patents, twenty-three granted foreign patents and three pending foreign patent applications covering aldoxorubicin-related technologies. Patents and applications that cover pharmaceutical compositions comprising aldoxorubicin and their use in treating cancer (including glioblastoma) have un-extended patent terms expiring between December 2033 and June 2034.

LICENSE AGREEMENTS

Molecular Chaperone Assets

The agreement relating to our worldwide rights to arimoclomol provides for our payment up to an aggregate of $3.65 million upon receipt of milestone payments from Zevra (formerly KemPharm). As described above in the section “Assignment and Assumption Agreement with Xoma,” and pursuant to the Assignment Agreement, the Company agreed to sell, transfer and assign to XOMA the Company’s right, title and interest in arimoclomol pursuant to the 2011 Arimoclomol Agreement, including the right to receive certain milestone, royalty and other payments from Zevra. Pursuant to the Assignment Agreement, Xoma is responsible for paying Zevra $3.25 million of this milestone payment, which such payment was made in November 2024. LadRx is responsible for the balance of $0.4 million, which is represented as accrued liabilities as of December 31, 2024.

Competition

The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. While we believe that our LADR™ technology platform and ultra-high potency tumor-targeting drug conjugates provide us with competitive advantages, we face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions and governmental agencies and public and private research institutions. Any drug candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future.

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

Preclinical Studies

After a therapeutic candidate is identified for development, it enters the preclinical or non-clinical testing stage. Preclinical studies include laboratory evaluation of product chemistry, toxicity and formulation, as well as animal studies to assess potential safety and efficacy. Preclinical tests intended for submission to the FDA to support the safety of a product candidate must be conducted in compliance with GLP regulations and the United States Department of Agriculture’s Animal Welfare Act, if applicable. A drug sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data and any available clinical data or literature, among other things, to the FDA as part of an IND. Some nonclinical testing may continue after the IND is submitted. In addition to including the results of the nonclinical studies, the IND will include one or more clinical protocols detailing, among other things, the objectives of the clinical trial and the safety and effectiveness criteria to be evaluated.

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

Clinical trials must be conducted under the supervision of one or more qualified investigators in accordance with the FDA’s GCP requirements. They must be conducted under protocols detailing the objectives of the trial, dosing procedures, research subject selection and exclusion criteria and the safety and effectiveness criteria to be evaluated. Each protocol, and any subsequent material amendment to the protocol, must be submitted to the FDA as part of the IND, and progress reports detailing the status of the clinical trials must be submitted to the FDA annually. Sponsors also must report to the FDA serious and unexpected adverse reactions in a timely manner, any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigation brochure or any findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the product or therapeutic candidate. The FDA may order the temporary or permanent discontinuation of a clinical trial at any time, via a clinical hold, or impose other sanctions if it believes that the clinical trial is not being conducted in accordance with FDA requirements or that the subjects are being exposed to an unacceptable health risk. An institutional review board (“IRB”) is responsible for ensuring that human subjects in clinical studies are protected from inappropriate study risks. An IRB at each institution participating in the clinical trial must review and approve the protocol before a clinical trial commences at that institution and must also approve the information regarding the trial and the consent form that must be provided to each research subject or the subject’s legal representative, monitor the trial until completed and otherwise comply with IRB regulations. The IRB also may halt a study, either temporarily or permanently, for failure to comply with GCP or the IRB’s requirements, or if the investigational new drug has been associated with unexpected serious harm to patients.

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

The 505(b)(2) pathway is designed for a new drug composition whose active ingredient is the same active ingredient as a drug previously approved by the US Food and Drug Administration (FDA). Given that the active component of the tumor-targeted drug aldoxorubicin is the already-marketed drug doxorubicin, the 505(b)(2) pathway is available for aldoxorubicin, and greatly reduces the regulatory burden of getting aldoxorubicin to the market by relying on the non-clinical and clinical data history of doxorubicin to demonstrate efficacy and safety. Additionally, the market exclusivity awarded to drugs that have received orphan designation for certain rare diseases, as is the case for aldoxorubicin, is available for drugs approved through the 505(b)(2) process for new drugs.

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

Other U.S. Healthcare Laws and Regulations

Healthcare Reform Measures

On March 23, 2010, former President Obama signed the “Patient Protection and Affordable Care Act” (P.L. 111-148) (the “ACA”) and on March 30, 2010, he signed the “Health Care and Education Reconciliation Act” (P.L. 111-152), collectively commonly referred to as the “Healthcare Reform Law.” The Healthcare Reform Law included a number of new rules regarding health insurance, the provision of healthcare, conditions to reimbursement for healthcare services provided to Medicare and Medicaid patients, and other healthcare policy reforms. Through the law-making process, substantial changes have been and continue to be made to the current system for paying for healthcare in the U.S., including changes made to extend medical benefits to certain Americans who lacked insurance coverage and to contain or reduce healthcare costs (such as by reducing or conditioning reimbursement amounts for healthcare services and drugs, and imposing additional taxes, fees, and rebate obligations on pharmaceutical and medical device companies). This legislation was one of the most comprehensive and significant reforms ever experienced by the U.S. in the healthcare industry and has significantly changed the way healthcare is financed by both governmental and private insurers. This legislation has impacted the scope of healthcare insurance and incentives for consumers and insurance companies, among others. Additionally, the Healthcare Reform Law’s provisions were designed to encourage providers to find cost savings in their clinical operations. Pharmaceuticals represent a significant portion of the cost of providing care. This environment has caused changes in the purchasing habits of consumers and providers and resulted in specific attention to the pricing negotiation, product selection and utilization review surrounding pharmaceuticals. This attention may result in our products that we may commercialize or promote in the future and our therapeutic candidates from being chosen less frequently or the pricing being substantially lowered. At this stage, it is difficult to estimate the full extent of the direct or indirect impact of the Healthcare Reform Law on us.

These structural changes could entail further modifications to the existing system of private payors and government programs (such as Medicare, Medicaid, and the State Children’s Health Insurance Program), creation of government-sponsored healthcare insurance sources, or some combination of both, as well as other changes. Restructuring the coverage of medical care in the U.S. could impact the reimbursement for prescribed drugs and pharmaceuticals, including products we and our development or commercialization partners are currently developing or those that we may commercialize or promote in the future. If reimbursement for the products we currently commercialize or promote, any product we may commercialize or promote, or approved therapeutic candidates is substantially reduced or otherwise adversely affected in the future, or rebate obligations associated with them are substantially increased, it could have a material adverse effect on our reputation, business, financial condition or results of operations.

Extending medical benefits to those who currently lack coverage will likely result in substantial costs to the U.S. federal government, which may force significant additional changes to the healthcare system in the U.S. Much of the funding for expanded healthcare coverage may be sought through cost savings. While some of these savings may come from realizing greater efficiencies in delivering care, improving the effectiveness of preventive care and enhancing the overall quality of care, much of the cost savings may come from reducing the cost of care and increased enforcement activities. Cost of care could be reduced further by decreasing the level of reimbursement for medical services or products (including any products or our development or commercialization partners may commercialize or promote, or those therapeutic candidates currently being developed by us), or by restricting coverage (and, thereby, utilization) of medical services or products. In either case, a reduction in the utilization of, or reimbursement for our current commercial products, any product we may commercialize or promote, or any therapeutic candidate, or for which we receive marketing approval in the future, could have a material adverse effect on our reputation, business, financial condition or results of operations.

Several states and private entities initially mounted legal challenges to the Healthcare Reform Law, in particular, the ACA, and they continue to litigate various aspects of the legislation. On June 28, 2012, the U.S. Supreme Court generally upheld the provisions of the ACA at issue as constitutional. However, the U.S. Supreme Court held that the legislation improperly required the states to expand their Medicaid programs to cover more individuals. As a result, states have a choice as to whether they will expand the number of individuals covered by their respective state Medicaid programs. Some states have not expanded their Medicaid programs and have chosen to develop other cost-saving and coverage measures to provide care to currently uninsured individuals. Many of these efforts to date have included the institution of Medicaid-managed care programs. The manner in which these cost-saving and coverage measures are implemented could have a material adverse effect on our reputation, business, financial condition or results of operations, particularly once we and/or any of our partners have products on the U.S. market, if ever.

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

During his first administration, President Trump supported the repeal of all or portions of the ACA. President Trump also issued an executive order in which he stated that it is his administration’s policy to seek the prompt repeal of the ACA and in which he directed executive departments and federal agencies to waive, defer, grant exemptions from, or delay the implementation of the provisions of the ACA to the maximum extent permitted by law. Congress has enacted legislation that repeals certain portions of the ACA, including but not limited to the Tax Cuts and Jobs Act, passed in December 2017, which included a provision that eliminates the penalty under the ACA’s individual mandate, effective January 1, 2019, as well as the Bipartisan Budget Act of 2018, passed in February 2018, which, among other things, repealed the Independent Payment Advisory Board (which was established by the ACA and was intended to reduce the rate of growth in Medicare spending).

Additionally, in December 2018, a district court in Texas held that the individual mandate is unconstitutional and that the rest of the ACA is, therefore, invalid. On appeal, the Fifth Circuit Court of Appeals affirmed the holding on the individual mandate but remanded the case back to the lower court to reassess whether and how such holding affects the validity of the rest of the ACA. The Fifth Circuit’s decision on the individual mandate was appealed to the U.S. Supreme Court. On June 17, 2021, the Supreme Court held that the plaintiffs (comprised of the state of Texas, as well as numerous other states and certain individuals) did not have standing to challenge the constitutionality of the ACA’s individual mandate and, accordingly, vacated the Fifth Circuit’s decision and instructed the district court to dismiss the case. As a result, the ACA remains in-effect in its current form for the foreseeable future; however, we cannot predict what additional challenges may arise in the future, the outcome thereof, or the impact any such actions may have on our business.

The Biden administration also introduced various measures in 2021 focusing on healthcare and drug pricing, in particular. For example, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021, and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. On the legislative front, the American Rescue Plan Act of 2021 was signed into law on March 11, 2021, which, in relevant part, eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source drugs and innovator multiple source drugs, beginning January 1, 2024. And, in July 2021, the Biden administration released an executive order entitled, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response, on September 9, 2021, HHS released a “Comprehensive Plan for Addressing High Drug Prices” that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. And, on August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law and, among other things, requires manufacturers of certain drugs to engage in price negotiations with Medicare beginning in 2026, imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation, and replaces the Part D coverage gap discount program with a new discounting program–which began in 2025. The IRA permits the HHS Secretary to implement many of these provisions through guidance, as opposed to regulation, for the initial years. CMS has published the negotiated prices for the initial ten drugs, which will first be effective in 2026, and has published the list of the subsequent 15 drugs that will be subject to negotiation, although the drug price negotiation program is currently subject to legal challenges. For that and other reasons, it is currently unclear how the IRA will be effectuated. The implementation of cost containment measures, including the prescription drug provisions under the IRA, as well as other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved. Complying with any new legislation and regulatory changes could be time-intensive and expensive, resulting in a material adverse effect on our business.

There is uncertainty as to what healthcare programs and regulations may be implemented or changed at the federal and/or state level in the U.S. or the effect of any future legislation or regulation. Furthermore, we cannot predict what actions President Trump’s second administration will implement in connection with the Health Reform Law or IRA. However, it is possible that such initiatives could have an adverse effect on our or our partners’ ability to obtain approval for and/or successfully commercialize products in the U.S. in the future.

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

Because of the breadth of these laws and the narrow scope of the statutory or regulatory exceptions and safe harbors available, our current or future activities, policies, and/or arrangements could be challenged under one or more of these laws. In addition, the federal government has identified relationships between drug companies (and other medical-product manufacturers) and healthcare providers as particularly susceptible to fraud and abuse and, thus, our relationships may be subject to heightened regulatory scrutiny, particularly once we have one or more products on the U.S. market, if ever. Further, many of the applicable healthcare laws and regulations are subject to varying and/or evolving interpretations, which makes achieving and maintaining consistent compliance more difficult. We may have to devote substantial costs, resources, and time to compliance efforts, particularly once one or more of our product candidates, or any other products to which we may obtain commercialization rights in the future, is marketed in the United States. If any of our past, current, or future operations and/or arrangements are found to be in violation of any healthcare laws or regulations that may apply to us, we may be subject to significant civil, criminal, and/or administrative penalties; damages; fines; personal imprisonment; exclusion from government-funded programs, such as Medicare and Medicaid; additional reporting requirements and oversight under a corporate integrity (or deferred prosecution or other similar) agreement with the applicable federal or state agency or agencies (such as the U.S. Office of Inspector General (“OIG”), the U.S. Department of Justice (“DOJ”), or state attorneys general); and/or the curtailment or restructuring of our operations. Any adverse enforcement action initiated against us based on actual or alleged violations of one or more of the healthcare laws and regulations could have a material adverse effect on our business, even if we are ultimately successful in defending against such claims.

Employees

As of December 31, 2024, we had two full-time employees.

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

Item 1A. RISK FACTORS

We are subject to various risks that may materially harm our business, prospects, financial condition and results of operations. An investment in our common stock is speculative and involves a high degree of risk. In evaluating an investment in our common stock, you should carefully consider the risks described below, together with the other information included in this Form 10-K, including the financial statements and related notes thereto.

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

Risks Associated With Our Business:

●

We have operated at a loss and will likely continue to operate at a loss for the foreseeable future. Our independent registered public accounting firm has included an explanatory paragraph in its report as of and for the year ended December 31, 2024, expressing substantial doubt in our ability to continue as a going concern based on our recurring and continuing losses from operations and our need for additional funding to continue operations.

●	Because we have no source of significant recurring revenue, we must depend on capital raising to sustain our operations, and our ability to raise capital may be severely limited.

Risks Associated With Drug Discovery and Development:

●	If the projected development goals for our product candidates are not achieved in the expected time frames, the commercialization of our products may be delayed and our business prospects may suffer. Our financial projections also may prove to be materially inaccurate.
●	The regulatory approval process is lengthy, time-consuming and inherently unpredictable, and if our products or those we have sold or licensed are not successfully developed and approved by the FDA or foreign regulatory authorities, we may be forced to reduce or curtail our operations.
●	Clinical drug development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.
●	We rely upon third parties for the manufacture of our clinical product supplies, and we intend to rely on third parties to produce commercial supplies of any approved product candidate, and our commercialization of any product candidates, including aldoxorubicin, could be stopped, delayed or made less profitable if those third parties fail to obtain approval of the FDA, fail to provide us with sufficient quantities of drug product or fail to do so at acceptable quality levels or prices.

General Risk Factors:

●	We are subject to intense competition, and we may not compete successfully.
●	We are subject to potential liabilities from clinical testing and future product liability claims.
●	We may be unable to successfully acquire additional technologies or products. If we require additional technologies or products, our product development plans may change and the ownership interests of our shareholders could be diluted.
●	The impact and results of our exploration of any strategic alternatives are uncertain and may not be successful.
●	We rely significantly on information technology and any failure, inadequacy, interruption or security lapse of that technology, including any cybersecurity incidents, could harm our ability to operate our business effectively.
●	Our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.
●	You may experience future dilution as a result of future equity offerings or other equity issuances.
●	Our outstanding options and warrants and the availability for resale of the underlying shares may adversely affect the trading price of our common stock.
●	We cannot assure investors that our internal controls will prevent future material weaknesses.
●	We could be subject to legal actions that could adversely affect our financial condition.
●	Our anti-takeover measures may make it more difficult to change our management, or may discourage others from acquiring us, and thereby adversely affect stockholder value.
●	Our By-laws designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.
●	We may issue preferred stock in the future, and the terms of the preferred stock may reduce the value of our common stock.
●	We do not expect to pay any cash dividends on our common stock.

Risks Associated With Our Business

We have operated at a loss and will likely continue to operate at a loss for the foreseeable future.

We have operated at a loss due to our ongoing expenditures for research and development of our product candidates and for general and administrative purposes, and lack of significant recurring revenues. For the year ended December 31, 2024, we realized a net loss of $1.6 million and, for the year ended December 31, 2023, had a loss from operations of $3.8 million, , and had total stockholders’ deficit as of December 31, 2024 of $1.4 million. We have had no recurring revenue, and we are likely to continue to incur losses unless and until we conclude a successful strategic partnership or financing for our research and development assets. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Because of the numerous risks and uncertainties associated with our product development efforts, we are unable to predict when we may become profitable, if at all. If we do not become profitable or are unable to maintain future profitability, the market value of our common stock will be adversely affected. These factors individually and collectively raise a substantial doubt about our ability to continue as a going concern.

Our independent registered public accounting firm has included an explanatory paragraph in its report as of and for the year ended December 31, 2024, expressing substantial doubt in our ability to continue as a going concern based on our recurring and continuing losses from operations and our need for additional funding to continue operations. Our financial statements do not include any adjustments that might result from the outcome of this going concern uncertainty and have been prepared under the assumption that we will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. If we are unable to continue as a going concern, we may be forced to liquidate our assets which would have an adverse impact on our business and developmental activities. In such a scenario, the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements. The reaction of investors to the inclusion of a going concern statement by our independent registered public accounting firm and our potential inability to continue as a going concern may materially adversely affect our stock price and our ability to raise new capital or to enter into strategic alliances.

Because we have no source of significant recurring revenue, we must depend on capital raising to sustain our operations, and our ability to raise capital may be severely limited.

Developing products and conducting clinical trials require substantial amounts of capital. We need to raise additional capital to fund our general and administrative expenses and, if we determine to develop products based on our LADR™ technology platform as well as aldoxorubicin, we will need to raise additional capital to fund development of product candidates, prepare, file, prosecute, maintain, enforce and defend patent and other proprietary rights, and develop and implement sales, marketing and distribution capabilities. However, capital raising has been significantly challenging.

At December 31, 2024, we had cash and cash equivalents of approximately $0.8 million. The continuation of the Company as a going concern is dependent upon its ability to obtain necessary debt or equity financing to continue operations until it begins generating positive cash flow. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case of equity financing.

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

The regulatory approval process is lengthy, time-consuming and inherently unpredictable, and if our products or those we have sold or licensed are not successfully developed and approved by the FDA or foreign regulatory authorities, we may be forced to reduce or curtail our operations.

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

Moreover, we may be subject to a third-party pre-issuance submission of prior art or become involved in opposition, derivation, re-examination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. The costs of defending our patents or enforcing our proprietary rights in post-issuance administrative proceedings and litigation can be substantial and the outcome can be uncertain. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

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

Our product candidates are intended to be marketed primarily to hospitals, which generally receive reimbursement for the healthcare services they provide to their patients from third-party payors, such as Medicare, Medicaid and other domestic and international government programs, private insurance plans and managed care programs.

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

Most third-party payors may deny coverage or reimbursement if they determine that a medical product was not used in accordance with cost-effective treatment methods, as determined by the third-party payor, or was used for an unapproved indication. Third-party payors also may refuse to cover and reimburse for experimental procedures and devices. Furthermore, because our programs are in the early stages of development, we are unable at this time to determine their cost-effectiveness and the level or method of reimbursement. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. If the price we are able to charge for any products we develop is inadequate in light of our development and other costs, our profitability could be adversely affected.

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

These structural changes could entail further modifications to the existing system of private payors and government programs (such as Medicare, Medicaid, and the Children’s Health Insurance Program), creation of government-sponsored healthcare insurance sources, or some combination of both, as well as other changes. Restructuring the coverage of medical care in the U.S. could impact the reimbursement for prescribed drugs and pharmaceuticals, including products we and our development or commercialization partners are currently developing or those that we may commercialize or promote in the future. If reimbursement for any product we may commercialize or promote, or approved therapeutic candidates is substantially reduced or otherwise adversely affected in the future, or rebate obligations associated with them are substantially increased, it could have a material adverse effect on our reputation, business, financial condition or results of operations.

Further, there has been heightened governmental scrutiny over the manner in which drug manufacturers set prices for their marketed products, which have resulted in several recent Congressional inquiries and proposed and enacted bills designed to, among other things, bring more transparency to prescription drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. In addition, the United States government, state legislatures, and foreign governments have shown significant interest in implementing drug cost containment programs, including price-controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs to limit the growth of government paid health care costs. For example, the United States government has passed legislation requiring pharmaceutical manufacturers to provide rebates and discounts to certain entities and governmental payors to participate in federal healthcare programs. Further, Congress and the current administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. Individual states in the United States have also been increasingly passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Any deficiency in the design, implementation or oversight of our drug discovery and pre-clinical testing programs could cause us to incur significant additional costs, experience significant delays, prevent us from obtaining marketing approval for any product candidate that may result from these programs or abandon development of certain product candidates. If any of these risks materialize, it could harm our business and cause our stock price to decline.

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

STS patients are typically treated with surgery followed by radiation therapy. For patients ineligible for surgery, radiation or both, chemotherapy is the only option. Doxorubicin is the only approved first-line drug for treating STS patients who are ineligible for surgery and is often used in combination with radiation. The National Comprehensive Cancer Network also includes the use of ifosfamide, epirubicin, gemcitabine, gemcitabine with docetaxel, dacarbazine and liposomal doxorubicin marketed in the United States as Doxil® by Johnson & Johnson. Pazopanib (Votrient®), developed by GlaxoSmithKline and now marketed by Novartis, was approved in the United States and Europe in 2012 for the treatment of certain types of advanced STS following prior chemotherapy. In October 2015, the Janssen unit of Johnson & Johnson received approval for trabectedin (Yondelis®) for the treatment of patients with leiomyosarcoma and liposarcoma,that have previously received an anthracycline-containing regimen. In January 2016, the FDA approved Eisai’s eribulin (Halaven®) as a treatment for patients with unresectable or metastatic liposarcoma who have received a prior anthracycline. Eli Lilly is conducting a Phase 3 clinical trial with olaratumab in combination with doxorubicin in first-line STS. Eli Lilly stated in October 2015 that they plan to submit a rolling new drug application based on the Phase 2 clinical trial results in STS. There are other approaches to treating STS in clinical development, including Morphotek’s ontuxizumab in combination with chemotherapy, and Tracon Pharmaceuticals’ TRC-105 in combination with pazopanib.

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

● obtain patents that block or otherwise inhibit the development and commercialization of our product candidates;

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

Our business is subject to cybersecurity risks.

Our operations are increasingly dependent on information technologies and services. Threats to information technology systems associated with cybersecurity risks and cyber incidents or attacks continue to grow, and include, among other things, storms and natural disasters, terrorist attacks, utility outages, theft, viruses, phishing, malware, design defects, human error, and complications encountered as existing systems are maintained, repaired, replaced, or upgraded. Risks associated with these threats include, among other things:

●	theft or misappropriation of funds
●	loss, corruption, or misappropriation of intellectual property, or other proprietary, confidential or personally identifiable information (including supplier, clinical data or employee data);
●	disruption or impairment of our and our business operations and safety procedures;
●	damage to our reputation with our potential partners, patients and the market;
●	exposure to litigation; and
●	increased costs to prevent, respond to or mitigate cybersecurity events.

Although we utilize various procedures and controls to mitigate our exposure to such risk, cybersecurity attacks and other cyber events are evolving and unpredictable. Moreover, we have no control over the information technology systems of third parties conducting our clinical trials, our suppliers, and others with which our systems may connect and communicate. As a result, the occurrence of a cyber incident could go unnoticed for a period of time.

We have cybersecurity insurance coverage in the event we become subject to various cybersecurity attacks, however, we cannot ensure that it will be sufficient to cover any particular losses we may experience as a result of such cyberattacks. Any cyber incident could have a material adverse effect on our business, financial condition and results of operations.

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

Concerns over inflation, geopolitical issues, the U.S. financial markets, foreign exchange rates, capital and exchange controls, unstable global credit markets and financial conditions, among others, have led to periods of significant economic instability, declines in consumer confidence and discretionary spending, diminished expectations for the global economy and expectations of slower global economic growth going forward, and increased unemployment rates. Our general business strategy may be adversely affected by any such economic downturns, volatile business environments and continued unstable or unpredictable economic and market conditions. If these conditions continue to deteriorate or do not improve, it may make any necessary debt or equity financing more difficult to complete, more costly, and more dilutive. In addition, there is a risk that one or more of our current or future service providers and other partners could be negatively affected by difficult economic times, which could adversely affect our ability to attain our operating goals on schedule and on budget or meet our business and financial objectives.

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

If we are unable to hire and retain employees capable of performing at a high-level, or if mitigation measures we may take to respond to a decrease in labor availability, such as third-party outsourcing have unintended negative effects, our business could be adversely affected. An overall labor shortage, lack of skilled labor, increased turnover or labor inflation, including but not limited to as a result of general macroeconomic factors, could have a material adverse impact on our operations, results of operations, liquidity or cash flows.

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

As of December 31, 2024, we had outstanding stock options to purchase 67,000 shares of our common stock at a weighted-average exercise price of $45.95 per share.

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

We currently take advantage of reduced disclosure and governance requirements applicable to smaller reporting companies, which could result in our common stock being less attractive to investors.

We have a public float of less than $250 million and therefore qualify as a smaller reporting company under the rules of the SEC. As a smaller reporting company, we are able to take advantage of reduced disclosure requirements, such as simplified executive compensation disclosures and reduced financial statement disclosure requirements in our SEC filings. Decreased disclosures in our SEC filings due to our status as a smaller reporting company may make it harder for investors to analyze our results of operations and financial prospects. We cannot predict if investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of the reporting exemptions applicable to a smaller reporting company until we are no longer a smaller reporting company, which status would end once we have a public float greater than $250 million. In that event, we could still be a smaller reporting company if our annual revenues were below $100 million and we have a public float of less than $700 million.

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

Item 2. PROPERTIES

We lease storage space in Los Angeles, California, which covers approximately 540 square feet. This lease expires in September 2025, and requires us to make monthly payments of $1,475.

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

	High	Low
Fiscal Year 2024:
Fourth Quarter	$2.25	$0.53
Third Quarter	$2.52	$1.80
Second Quarter	$3.37	$2.07
First Quarter	$2.42	$1.23

Fiscal Year 2023
Fourth Quarter	$1.95	$0.63
Third Quarter	$3.83	$1.49
Second Quarter	$12.00	$2.30
First Quarter	$15.00	$7.00

Holders

On March 28, 2025, there were approximately 190 holders of record of our common stock. The number of record holders does not reflect the number of beneficial owners of our common stock for whom shares are held by brokerage firms and other nominees.

Dividends

We have not paid any cash dividends since our inception and do not contemplate paying any cash dividends in the foreseeable future.

Equity Compensation Plans

The following table sets forth certain information as of December 31, 2024, regarding securities authorized for issuance under our equity compensation plans:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Restricted Stock, Warrants and Rights	Number of Securities Remaining Available for issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
Equity compensation plans approved by our security holders:
2008 Stock Incentive Plan	8,298	$451.95	—
Equity compensation plans not approved by our security holders:
2019 Stock Incentive Plan	58,516	$1.83	—
Total	66,814	$59.44	—

For more information on the 2008 Stock Incentive Plan and the 2019 Stock Incentive Plan, see “Item 11. Executive Compensation—2008 Stock Incentive Plan and the 2019 Plan Descriptions”.

Recent Issuances of Unregistered Securities

There were no sales of unregistered securities during the year ended December 31, 2024.

Repurchase of Shares

We did not repurchase any of our shares during the year ended December 31, 2024.

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

2023 Reverse Stock Split

We effected a 1-for-100 reverse stock split (the “Reverse Stock Split”) of its issued and outstanding shares of common stock on May 17, 2023, pursuant to which every 100 shares of our issued and outstanding common stock were converted into one share of common stock without any change in the par value per share. Any fraction of a share of common stock that would otherwise have resulted from the Reverse Stock Split were rounded up to the nearest whole share. All share and per share amounts in this Annual Report have been adjusted to reflect the reverse stock split as if it had occurred at the beginning of the earliest period presented.

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

The Company’s LADR™ development efforts are focused on three classes of ultra-high potency albumin-binding drugs. These LADR-based drugs, aldoxorubicin, and LADRs 7, 8, 9, and 10, combine the proprietary LADR™ backbone with novel derivatives of the doxorubicin, auristatin, and maytansinoid drug classes. Auristatin and maytansinoid are highly potent chemotoxins, and require targeting to the tumor for safe administration to humans, as is the case for the U.S. Food and Drug Administration (“FDA”)-approved drugs Adcetris (auristatin antibody-drug-conjugate manufactured by Seagen, Inc.) and Kadcyla (maytansine antibody-drug-conjugate manufactured by Genentech, Inc.). We believe that LADR-based drugs offer the benefits of tumor targeting without the disadvantages of antibodies and other macromolecules, which include expense, complexity, and negative side effects. Additionally, albumin is a very well-characterized drug target, which we believe will reduce clinical and regulatory costs and risks.

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

The first-generation LADR-based drug is called aldoxorubicin. Aldoxorubicin is the well-known drug doxorubicin attached to the first generation LADR™ backbone (LADRs 7-10 employ a next generation LADR™ backbone). Aldoxorubicin has been administered to over 600 human subjects in human clinical trials and has proven the concept of LADR™ in that several-fold more doxorubicin can be administered to patients when the doxorubicin is attached to LADR™ than when administered as native doxorubicin.

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

The final toxicology studies required for the IND for LADR-7 have been completed. Prior to initiating the first-in-human Phase I studies of LADR-7, LADR-7 must be packaged into clinical trial containers, and the relevant regulatory agencies must be notified. We expect these activities to require approximately six months to complete once funding has been secured. If the Company fails to meet regulatory agencies’ requirements for initiating the first-in-human studies of LADR-7, dosing of the first human patients could be substantially delayed.

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

Business Strategy for LADR™ Platform

LadRx is now focused on completing the work necessary to gain marketing approval for aldoxorubicin (described below), and on bringing LADR-7 into human clinical trials. The Company recently completed the production of approximately 100 grams of LADR-7 under GMP, which is sufficient to carry out final toxicology studies, and to initiate Phase IA studies in human subjects.

The Company has also completed the Good Laboratory Practices (“GLP”) toxicology program that is expected to form the foundation of the regulatory applications necessary to initiate human clinical studies of LADR-7. Management expects to apply for first-in-human approval with the FDA or an international equivalent within 6 months of receiving additional funding.

Management will continue to explore in parallel both partnered and non-partnered funding and development strategies for LADR™ with a goal of obtaining the least costly capital possible to enable value inflection milestones.

Aldoxorubicin

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

ImmunityBio conducted an open-label, randomized, Phase 2 study of a combination of immunotherapy, aldoxorubicin, and standard-of-care chemotherapy versus standard-of-care chemotherapy alone for the treatment of locally advanced or metastatic pancreatic cancer in patients who have had 1 or 2 lines of treatment (Cohorts A and B) or 3 or greater lines of treatment (Cohort C). In June 2022, ImmunityBio presented data at the American Society of Clinical Oncology meeting showing that patients receiving combination immunotherapy with aldoxorubicin plus standard-of-care chemotherapy experienced overall survival of 5.8 months, compared to 3 months for historical control patients that had received only the standard-of-care chemotherapy (n=78, 95% confidence interval of 4 to 6.9 months). ImmunityBio submitted the results of the Phase 2 study to the FDA for registration. The FDA denied the request and asked for a very large clinical trial with cohorts for each of the combination therapies alone, and in permutative combination with the other combination therapies. ImmunityBio chose not to proceed with the FDA’s recommended trial, and aldoxorubicin has been returned to LadRx (see below “Mutual Termination and Release Agreement”).

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

The Royalty Agreement and the Assignment Agreement also provide for up to an additional $6 million based on regulatory and commercial milestones related to the development of arimoclomol and aldoxorubicin by their respective sponsors, Zevra, Inc. and Immunity Bio. The $6 million in potential post-closing payments is comprised of $1 million upon acceptance by the FDA of the arimoclomol New Drug Application (“NDA”), $1 million upon first commercial sale of arimoclomol, and $4 million upon FDA approval of aldoxorubicin. All royalty and milestone payments made to XOMA will be net of the existing licensing and milestone obligations owed by LadRx related to arimoclomol and aldoxorubicin. In January 2024, the Company received a payment of $1 million in connection with achieving the milestone relating to the acceptance by the FDA of the arimoclomol NDA and in November 2024, the Company received a payment of $1 million in connection with achieving the milestone relating to the first commercial sale of arimoclomol.

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

Business Strategy for Aldoxorubicin

In December 2024, the Company announced that it is restarting a process to seek marketing approval of aldoxorubicin under the provisions of the FDA’s Section 505(b)(2). The 505(b)(2) pathway is designed for a new drug composition whose active ingredient is the same active ingredient as a drug previously approved by the FDA. Given that the active component of the tumor-targeted drug aldoxorubicin is the already-marketed drug doxorubicin, the 505(b)(2) pathway is available for aldoxorubicin, and greatly reduces the regulatory burden of getting aldoxorubicin to the market by relying on the non-clinical and clinical data history of doxorubicin and aldoxorubicin to demonstrate equivalence of efficacy and safety. Additionally, the market exclusivity awarded to drugs that have received orphan designation for certain rare diseases, as is the case for aldoxorubicin, is available for drugs approved through the 505(b)(2) process for new drugs. Based on prior discussions with the FDA and input from regulatory experts, the Company does not expect that additional human trials will be necessary to gain approval of aldoxorubicin under Section 505(b)(2). LadRx plans to submit a pre-NDA to the FDA within 3 months of receiving additional funding, and upon agreement with the FDA on a non-clinical path to approval, LadRx plans to submit a full NDA to the FDA. The Company estimates that aldoxorubicin will be ready for submission to the FDA for marketing approval approximately 12 months from receiving additional funding. LadRx expects the capital needed to reach the pre-NDA meeting to be approximately $1.5 million, and the capital needed to reach NDA marketing approval to be an additional $4 million. There can be no certainty that the Company will be successful in its approach to the FDA or in raising additional capital.

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

On May 31, 2022, Orphazyme announced that it had completed the sale of substantially all of its assets and business activities for cash consideration of $12.8 million and assumption of liabilities estimated to equal approximately $5.2 million to KemPharm (the “KemPharm Transaction”). KemPharm is a specialty biopharmaceutical company focused on the discovery and development of novel treatments for rare CNS diseases. As part of the KemPharm Transaction, all of Orphazyme’s obligations to LadRx under the 2011 Arimoclomol Agreement, including with regard to milestone payments and royalties on sales, were assumed by KemPharm. KemPharm is expected to continue the early access programs with arimoclomol, and to continue to pursue the potential approval of arimoclomol as a treatment option for NPC. KemPharm resubmitted the NDA for arimoclomol in 2023. It is also identifying a regulatory path forward with the EMA. KemPharm re-branded to Zevra Therapeutics, Inc. in February 2023. In January 2024, the FDA accepted Zevra’s NDA for arimoclomol and in September, the FDA approved arimoclomol as an orally-delivered treatment for NPC. In September 2024, Zevra additionally announced that MIPLYFFA™ (arimoclomol) would be commercially available in the United States towards the end of 2024 and in November achieved its first commercial sale.

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

Pursuant to the Assignment Agreement, the Company is entitled to receive (i) a one-time payment of $1 million upon acceptance of a re-submission of a NDA to the FDA for arimoclomol, and (ii) a one-time payment of $1 million upon the first invoiced sale in certain territories of a pharmaceutical product derived from arimoclomol as an active pharmaceutical ingredient, subject to the receipt of the applicable regulatory approval required to sell such a product in such countries. In 2024, the Company received both of those milestone payments.

Research and Development

In 2024, the Company spent $773,000 on expenditures for research and development activities related to continuing operations as compared to $280,000 in 2023.

The Company plans on restarting a process to seek marketing approval of aldoxorubicin under the provisions of the FDA’s Section 505(b)(2). The 505(b)(2) pathway is designed for a new drug composition whose active ingredient is the same active ingredient as a drug previously approved by the FDA. Given that the active component of the tumor-targeted drug aldoxorubicin is the already-marketed drug doxorubicin, the 505(b)(2) pathway is available for aldoxorubicin, and greatly reduces the regulatory burden of getting aldoxorubicin to the market by relying on the non-clinical and clinical data history of doxorubicin to demonstrate efficacy and safety.

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

	As of December 31,
	2024	2023

Options to acquire common stock	66,817	14,000
Warrants to acquire common stock	—	42
	66,817	14,042

Liquidity and Capital Resources

Going Concern

The Company has operated at a loss due to its ongoing expenditures for research and development of its product candidates and for general and administrative purposes, and lack of significant recurring revenues. For the year ended December 31, 2024, it incurred a net loss of $1.6 million, had a loss from operations of $3.6 million, and, for the year ended December 31, 2023, the Company had a loss from operations of $3.8 million, and had total stockholders’ deficit as of December 31, 2024 of $1.4 million. The Company has had no recurring revenue, and it is likely to continue to incur losses unless and until it concludes a successful strategic partnership or financing for its research and development assets. These losses, among other things, have had and will continue to have an adverse effect on the stockholders’ equity and working capital. Because of the numerous risks and uncertainties associated with its product development efforts, they are unable to predict when they may become profitable, if at all. If the Company does not become profitable or are unable to maintain future profitability, the market value of its common stock will be adversely affected. These factors individually and collectively raise a substantial doubt about the Company’s ability to continue as a going concern. In addition, our independent registered public accounting firm, in their report on the Company’s December 31, 2024, audited financial statements, expressed substantial doubt about the Company’s ability to continue as a going concern.

In order to fund its business and operations, the Company has relied primarily upon sales of its equity securities, including proceeds from the exercise of stock options and common stock purchase warrants and long-term loan financing. They have received limited funding from their strategic partners and licensees. The Company will ultimately be required to obtain additional funding in order to execute its long-term business plans, although they do not currently have commitments from any third parties to provide them with long-term debt or capital. The Company cannot assure that additional funding will be available on favorable terms, or at all. If they fail to obtain additional funding when needed, the Company may not be able to execute its business plans and its business may suffer, which would have a material adverse effect on its financial position, results of operations and cash flows. We have approximately $1.0 million of contractual obligations in 2025.

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

Discussion of Operating, Investing and Financing Activities for the Years Ended December 31, 2024, and 2023

Cash Flows from Operating Activities

Net cash used in operating activities for the year ended December 31, 2024 was $1.3 million, which was primarily the result of a net loss from operations of $1.6 million, less $0.3 million in net cash outflows associated with changes in assets and liabilities. The net cash outflows associated with changes in assets and liabilities were primarily due to reductions of $0.1 million of prepaid expenses and $0.1 million in accounts payable, offset by an increase in accrued liabilities of $0.2 million.

Net cash provided by operating activities for the year ended December 31, 2023 was $1.0 million, which was primarily the result of the sale of royalty and milestone rights, net of transaction costs of $4.2 million less a net loss from operations of $3.8 million, plus $0.6 million in net cash outflows associated with changes in assets and liabilities. The net cash outflows associated with changes in assets and liabilities were primarily due to reductions of $0.4 million of prepaid expenses and $0.2 million in amortization of right-of-use assets, an increase of $0.2 million in accounts payable, offset by a decrease in lease liabilities of $0.2 million.

Cash Flows from Investing Activities

There were no investing activities in both the years ended December 31, 2024 and December 31, 2023 and do not expect any significant capital spending during the next 12 months.

Cash Flows from Financing Activities

There were no financing activities in 2024. We purchased the preferred investment options for $250,000 and paid dividends of $69,000 on the shares of Series C Preferred Stock in the year ended December 31, 2023.

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

Results of Operations for the Years Ended December 31, 2024, and 2023

We incurred a net loss from operations of $1.6 million for the year ended December 31, 2024 as compared to a net loss from operations of $3.8 million for the year ended December 31, 2023.

During the years ended December 31, 2024 and 2023, we recognized no service income or licenses fees. We will no longer be entitled to future licensing revenues from our previous licensing agreements, since we transferred the royalty and milestone rights associated with arimoclomol and aldoxorubicin to XOMA, pursuant to the Royalty Agreement and the Assignment Agreement for net proceeds of approximately $4.2 million, along with an aggregate of $6 million in potential post-closing payments, based on achievement of certain future milestones. We recognized the net proceeds in connection with the Royalty Agreement and the Assignment Agreement as Other Income on our statement of operations for the year ended December 31, 2023.

General and Administrative

	Year Ended December 31,
	2024	2023
	(In thousands)
General and administrative expenses	$2,782	$3,532
Employee stock and stock option expense	63	—
Total	$2,845	$3,532

General and administrative expenses include all administrative salaries and general corporate expenses, including legal expenses associated with the prosecution of our intellectual property. Our general and administrative expenses, excluding employee stock and stock option exercises, were $2.8 million and $3.5 million in the years ended December 31, 2024 and 2023, respectively.

Research and Development

Research expenses are expenses incurred by us in the discovery of new information that will assist us in the creation and the development of new drugs or treatments. Development expenses are expenses incurred by us in our efforts to commercialize the findings generated through our research efforts.

We incurred $0.8 million in research and development expenses in the year ended December 31, 2024, as compared to $0.3 million in the comparative 2023 year.

Depreciation and Amortization

Depreciation and amortization expenses for the years ended December 31, 2024 and 2023 were approximately $6,000 and $12,000, respectively. The depreciation expense reflects the depreciation of our equipment and furnishings.

Milestone payments

We received $2 million of milestone payments for the year ended December 31, 2024 relating to the Royalty Purchase Agreement with XOMA. There were no such payments for the year ended December 31, 2023 and there will be no such future payments. In the year ended December 31, 2023, we received a net amount of $4.2 million for the sale of royalty and milestone rights.

Interest Income

Interest income was $33,000 in the year ended December 31, 2024 and $55,000 in the year ended December 31, 2023. The variance between years is attributable primarily to the amount of funds available for investment each year and, to a lesser extent, changes in prevailing market interest rates.

Known Trends, Events and Uncertainties

Ongoing conflicts in Ukraine and Israel, including related sanctions and countermeasures, are difficult to predict, and could adversely impact geopolitical and macroeconomic conditions, the global economy, and contribute to increased market volatility, which may in turn adversely affect our business and operations. We may not be able to raise sufficient additional capital and may tailor our business and operations based on the amount of funding we are able to raise in the future. Nevertheless, there is no assurance that these initiatives will be successful.

Other than as discussed above and elsewhere in this report, we are not aware of any trends, events or uncertainties that are likely to have a material effect on our financial condition.

Recently Adopted Accounting Pronouncements

Recent authoritative guidance issued by the FASB (including technical corrections to the ASC), the American Institute of Certified Public Accountants, and the SEC did not, or are not expected to, have a material impact on the Company’s financial statements and related disclosures.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Historically, our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in short-term debt securities issued by the U.S. government and institutional money market funds. The primary objective of our investment activities is to preserve principal. Due to the short-term nature of our investments, we believe that we are not exposed to any material market risk. We do not have any speculative or hedging derivative financial instruments or foreign currency instruments. If interest rates had varied by 10% in the year ended December 31, 2024, it would not have had a material effect on our results of operations or cash flows for that period.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and notes thereto as of December 31, 2024 and 2023, and for the years ended December 31, 2024 and 2023, together with the reports thereon of our independent registered public accounting firm, are set forth beginning on page F-1 of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)) as of December 31, 2024, the end of the period covered by this Annual Report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2024, as described further below.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013 Edition). Based upon management’s assessment using the criteria contained in COSO, management has concluded that our internal control over financial reporting was effective as of December 31, 2024.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2024 that have materially affected, or are reasonably likely to have a material affect, on our internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information concerning our directors and executive officers:

Name	Age	Class of Director(2)	Position
Jennifer K Simpson, Ph.D.	56	III	Chair of the Board(3)
Joel Caldwell	69	II	Director(2)
Cary Claiborne	64	I	Director(2) (3)
Stephen Snowdy, Ph.D.	56	—	Chief Executive Officer
John Y. Caloz	72	—	Chief Financial Officer and Senior Vice-President

(1)	Our Class I and Class III directors serve until the 2025 annual meeting of our stockholders and our Class II director serves until the 2026 annual meeting of our stockholders.

(2)	Members of our Audit Committee. Mr. Caldwell is Chairman of the Committee.

(3)	Members of our Compensation Committee. Mr. Claiborne is Chairman of the Committee.

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

Cary Claiborne joined our Board in July 2022. Mr. Claiborne has served on the Board of Directors of NeuroSense Therapeutics since December 2021, where he also serves as chair of the audit committee. Mr. Claiborne has served as the Chief Executive Officer since August 18, 2022 and prior to that as Chief Operating Officer since December 2021 and a director since November 2021 for Adial Pharmaceuticals Inc. (“Adial”) a public biopharmaceutical company. Prior to joining Adial, Mr. Claiborne served as the CEO of Prosperity Capital Management, LLC, a US-based private investment and advisory firm that he founded. From 2014 until 2017, Mr. Claiborne served as the Chief Financial Officer and board member of Indivior PLC. a public global commercial stage pharmaceutical company. Mr. Claiborne was also a director on the Board of Directors of New Generation Biofuels Inc. and MedicAlert Foundation, where he also served as the chair of the audit and finance committees. From 2011 to 2014, Mr. Claiborne was the Chief Financial Officer of Sucampo Pharmaceuticals Inc., a public global biopharmaceutical company focused on drug discovery, development, and commercialization. Mr. Claiborne graduated from Rutgers University with a B.A. in Business Administration. He also holds an M.B.A from Villanova University and was previously a NACD Governance Fellow. His diverse background in the pharmaceutical industry and finance will provide the board with a balanced perspective and will be very helpful to the Board and the Company.

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

Our Board currently has two committees, the Audit Committee, in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Securities Act”), and the Compensation Committee. The Audit Committee consists of Mr. Caldwell and Mr. Claiborne. The Chairman of the Audit Committee is Mr. Caldwell. The Compensation Committee consists of Mr. Claiborne and Dr. Simpson. Mr. Claiborne is the Chairman of the Compensation Committee. The Audit Committee and the Compensation Committee operate under formal charters that govern their duties and conduct. Copies of the charters are available on our website at www.ladrxcorp.com.

Our Board has determined that Mr. Caldwell, one of the independent directors serving on our Audit Committee, is an “audit committee financial expert” as defined by the SEC’s rules. Our Board has determined that Mr. Claiborne and Mr. Caldwell are “independent” under the current independence standards of both The OTC Market and the SEC.

In the year ended December 31, 2024, the Board met four times, the Audit Committee met four times and the Compensation Committee did not hold any meetings.

Section 16(a) Beneficial Ownership Reporting Compliance

Delinquent Section 16(a) Reports

Each of our executive officers and directors and persons who own more than 10% of our outstanding shares of common stock is required under Section 16(a) of the Exchange Act to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and to furnish us with copies of those reports. To our knowledge, based solely on our review of copies of reports we have received and written representations from certain reporting persons, we do not believe that there were any delinquent filers, except for the Form 4s filed on January 29, 2024, for each of Stephen Snowdy, Jennifer Simpson, Cary Claiborne, Joel Caldwell and John Caloz. Other than the aforementioned, we believe our directors and executive officers and greater than 10% shareholders for the year ended December 31, 2024 complied with all applicable Section 16(a) filing requirements.

Code of Ethics

We have adopted a Code of Ethics applicable to all employees, including our principal executive officer, principal financial officer and principal accounting officer, a copy of which is available on our website at www.ladrxcorp.com. We will furnish without charge, a copy of our Code of Ethics upon request. Such requests should be directed to Attention: Corporate Secretary, 11726 San Vicente Boulevard, Suite 650, Los Angeles, California, or by telephone at 310-826-5648.

Insider Trading Policy

We have adopted an insider trading policy governing the purchase, sale, and/or other dispositions of our securities by our directors, officers and employees. The insider trading policy is designed to promote compliance with insider trading laws, rules and regulations. Since the adoption of our insider trading policy, the policy administrator has not granted any such exemptions to the policy’s general prohibition on hedging or pledging. While the Company is not subject to the insider trading policy, the company does not trade in its securities when it is in possession of material nonpublic information other than pursuant to previously adopted Rule 10b5-1 trading plans.

Timing and Issuance of Stock Options

There were no equity awards granted to the Named Executive Officers in the period beginning four business days before the filing of a periodic report on Form 10-Q or Form 10-K , or the filing or furnishing of a current report on Form 8-K that discloses material non-public information (other than a current report on Form 8-K disclosing a material new option award grant under Item 5.02(e) of that form), and ending one business day after the filing or furnishing of such report.

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

On September 8, 2023, we filed a Certificate of Amendment of Restated Certificate of Incorporation (the “Certificate of Amendment”) with the Secretary of State of Delaware to amend and restate in its entirety Section 2 of Article Eighth of our Restated Certificate of Incorporation to effect the declassification of our Board as approved by our stockholders. Our board also amended certain provisions of our Amended and Restated By-Laws (the “By-Laws”) consistent with the Certificate of Amendment. Following the filing of the Certificate of Amendment and the amendment of our By-Laws, our Class I and Class II directors will serve until the 2025 annual meeting of our stockholders and our Class III director will serve until the 2026 annual meeting of our stockholders.

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

Item 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table presents summary information concerning all compensation paid or accrued by us for services rendered in all capacities during the years ended December 31, 2024 and 2023 by Stephen Snowdy and John Y. Caloz, who were considered our “Named Executive Officers” for the year ended December 31, 2024.

Summary Compensation Table

Name and Principal Position	Year	Salary ($) (1)	Bonus ($) (2)	Option Awards ($) (3)	All Other Compensation ($)	Total ($)
Stephen Snowdy, Ph.D.
Chief Executive Officer	2024	535,600	—	42,900	—	578,500
	2023	520,000	25,000	—	—	545,000

John Y. Caloz
Chief Financial Officer, Treasurer and Senior Vice-President	2024	428,500	—	25,700	—	454,200
	2023	416,000	—	—	—	416,000

(1)	The Named Executive Officers received a 3% cost of living adjustment for the 2024 calendar year, and a 4% cost of living adjustment for the 2023 calendar year.

(2)	Bonus paid to Dr. Snowdy, the current Chief Executive Officer, was paid in January 2023 and was the last quarterly instalment of his 2022 signing bonus; the other three quarterly instalments were paid in the 2022 calendar year.

(3)	In December 2023, the Compensation Committee awarded stock option grants, effective January 15, 2024.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth outstanding equity awards held by our Named Executive Officers as of December 31, 2024 issued under our 2008 Plan and our 2019 Plan:

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Stephen Snowdy, Ph.D.	16,325	8,675	1.83	01/14/34
Chief Executive Officer

John Y. Caloz	9,795	5,205	1.83	01/14/34
Chief Financial Officer, Treasurer and Senior Vice-President	3,500		26.00	12/14/29
	583		175.00	12/14/27
	583		258.00	12/14/26
	500		1,464.00	12/14/25

2024 Grants of Plan-Based Awards

In December 2023, the Compensation Committee awarded stock option grants to purchase an aggregate of 55,000 shares of common stock, effective January 15, 2024 to the Company’s Named Executive Officers and directors. No stock options or restricted stock were granted in 2023.

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

Compensation of Directors

We use a combination of cash and stock-based compensation to attract and retain qualified candidates to serve on our Board. Directors who also are employees of our company currently receive no compensation for their service as directors or as members of board committees. In setting director compensation, we consider the significant amount of time that directors dedicate to the fulfillment of their director responsibilities, as well as the competency and skills required of members of our board. The directors’ annual compensation year begins with the annual election of directors at the annual meeting of stockholders. Periodically, our Board reviews our director compensation policies and, from time to time, makes changes to such policies based on various criteria the board deems relevant. For 2023, the Board implemented an increase of 4 percent in their compensation, with no further increase in 2024.

The non-employee director who serves as Chair of the Board receives a quarterly retainer of $6,500. Our non-employee directors receive a quarterly retainer of $6,240 (plus an additional $5,200 paid to each of the Chairpersons of the Audit and Compensation Committees), a fee of $4,160 for each Board meeting attended (or $750 for Board actions taken by unanimous written consent) and $3,120 for each meeting of the Audit Committee and $2,600 for each meeting of the Compensation Committee attended. Non-employee directors who serve as the Chairperson of a board committee receive an additional $3,120 for each Audit Committee meeting they chair and an additional $4,160 for each Compensation Committee meeting they chair. The non-employee director who serves as Chairperson of the Board receives an additional $4,160 for each meeting attended.

The following table sets forth the compensation paid to our directors for the year ended December 31, 2024:

Director Compensation Table

Name	Fees Earned or Paid in Cash ($) (1)	Total ($)
Cary Claiborne, Director	69,680	87,760
Joel Caldwell, Director	75,920	85,120
Jennifer Simpson, Ph.D., Chair of the Board	74,100	97,240

(1)	The amounts in this column represent cash payments made to non-employee directors for annual retainer fees, committee and/or chairmanship fees and meeting fees during the year.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Based solely upon information made available to us, the following table sets forth information with respect to the beneficial ownership of our common stock as of March 28, 2025 by (1) each person who is known by us to beneficially own more than five percent of our common stock; (2) each of our directors; (3) the Named Executive Officers listed in the Summary Compensation Table under Item 11 who were serving as Named Executive Officers as of December 31, 2024; and (4) all of our executive officers and directors as a group. Beneficial ownership is determined in accordance with the SEC rules. Shares of common stock subject to any warrants or options that are presently exercisable, or exercisable within 60 days of March 28, 2025 (which are indicated by footnote), are deemed outstanding for the purpose of computing the percentage ownership of the person holding the warrants or options, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. The percentage ownership reflected in the table is based on 495,092 shares of our common stock outstanding as of March 28, 2025. Except as otherwise indicated, the holders listed below have sole voting and investment power with respect to all shares of common stock shown, subject to applicable community property laws and have an address of 11726 San Vicente Blvd, Ste 650, Los Angeles, CA 90049. An asterisk represents beneficial ownership of less than 1%.

Name and Address of Beneficial Owner (5)	Amount and Nature of Beneficial Ownership (Common Stock)	Percent of Class (Common Stock)
Named Executive Officers and Directors
Cary Claiborne	3,472	*	(1)
Joel Caldwell	6,826	1.4	%(2)
Jennifer Simpson, Ph.D.	3,497	*	(3)
Stephen Snowdy, Ph.D.	17,361	3.5	%(4)
John Y. Caloz	15,591	3.1	%(5)
All executive officers and directors as a group (five persons)	46,747	9.4	%(6)

(1)	Includes 3,472 shares subject to stock options.

(2)	Includes 3,472 shares subject to stock options.

(3)	Includes 3,472 shares subject to stock options.

(4)	Includes 17,361 shares subject to stock options.

(5)	Includes 15,583 shares subject to stock options.

(6)	Includes 43,960 shares subject to stock options.

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

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Weinberg & Company (“Weinberg”), served as our independent registered public accounting firm and audited our financial statements for the years ended December 31, 2024 and 2023.

The fees for the year ended December 31, 2024 from Weinberg for professional services rendered in connection with the audit of our annual financial statements and reviews of our unaudited financial statements were approximately $45,600. The fees for the year ended December 31, 2023 from Weinberg for professional services rendered in connection with the audit of our annual financial statements and reviews of our unaudited financial statements and registration statements on Form S-1 were approximately $113,000.

Audit-Related Fees

None.

Tax Fees

The aggregate fees billed by Weinberg for professional services for tax compliance were approximately $21,500 for the year ended December 31, 2024 and approximately $23,000 for 2023.

All Other Fees

No other services were rendered by Weinberg in either year ended December 31, 2024 or 2023.

Pre-Approval Policies and Procedures

It is the policy of our Audit Committee that all services to be provided by our independent registered public accounting firm, including audit services and permitted audit-related and non-audit services, must be pre-approved by our Audit Committee. Our Audit Committee pre-approved all services, audit and non-audit, provided to us by Weinberg for the years ended December 31, 2024 and 2023.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this 10-K:

(1) Financial Statements

Our financial statements and the related report of the independent registered public accounting firm thereon are set forth on pages F-1 to F-24 of this Annual Report. These financial statements are as follows:

Balance Sheets as of December 31, 2024 and 2023

Statements of Operations for the Years Ended December 31, 2024 and 2023

Statements of Stockholders’ Equity for the Years Ended December 31, 2024 and 2023

Statements of Cash Flows for the Years Ended December 31, 2024 and 2023

Notes to Financial Statements

Reports of Independent Registered Public Accounting Firm

(2) Financial Statement Schedules

All schedules are omitted because they are not required, not applicable, or the information is provided in the financial statements or notes thereto.

(3) Exhibits

See Exhibit Index to this Annual Report, which is incorporated herein by reference.

LadRx Corporation

Form 10-K Exhibit Index

		Incorporated By Reference to
Exhibit Number	Description	Form	Exhibit	Filing Date	Filed / Furnished Herewith
2.1	Agreement and Plan of Merger, dated as of June 6, 2008, among CytRx Corporation, CytRx Merger Subsidiary, Inc., Innovive Pharmaceuticals, Inc., and Steven Kelly	8-K	2.1	6/9/2008
3.1	Restated Certificate of Incorporation of CytRx Corporation, as amended	10-K	3.1	3/13/2012
3.2	Certificate of Amendment of Restated Certificate of Incorporation	8-K	3.1	5/15/2012
3.3	Certificate of Amendment of Restated Certificate of Incorporation	8-K	3.1	11/1/2017
3.4	Certificate of Amendment of Restated Certificate of Incorporation	8-K	3.1	3/16/2022
3.5	Certificate of Elimination of Designation of Series A Junior Participating Preferred Stock	8-K	3.2	12/19/2019
3.6	Certificate of Elimination of Series B Convertible Preferred Stock	8-K	3.3	12/19/2019
3.7	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock	8-K	3.1	11/17/2020
3.8	Amended and Restated By-Laws of CytRx Corporation, effective November 12, 2020 and Amendment No. 1 to the Amended and Restated Bylaws of dated May 19, 2022.	8-K	3.3	5/19/2022
3.9	Certificate of the Designations, Powers, Preferences and Rights of Series C 10.00% Convertible Preferred Stock	8-K	3.1	7/15/2021
3.10	Certificate of Correction to the Certificate of Amendment of Restated Certificate of Incorporation	8-K	3.3	5/19/2022
3.11	Certificate of Designation of Series D Preferred Stock	8-K	3.1	5/19/2022
3.12	Certificate of Amendment of Restated Certificate of Incorporation	8-K	3.1	9/23/2022
3.13	Certificate of Amendment of Restated Certificate of Incorporation	8-K	3.1	5/11/2023
3.14	Certificate of Amendment of Restated Certificate of Incorporation	8-K	3.1	9/11/2023
3.15	Amendments to the By-Laws	8-K	3.2	9/11/2023
4.1	Amended and Restated Rights Agreement, dated as of November 16, 2020, by and between CytRx Corporation and American Stock Transfer & Trust Company, LLC, as rights agent	8-K	4.1	11/17/2020
10.1+	CytRx Corporation Amended and Restated 2008 Stock Incentive Plan	10-K	10.6	3/13/2012
10.1.2+	Eighth Amendment to Amended and Restated CytRx Corporation 2008 Stock Incentive Plan	14A (proxy)	Annex B	5/20/2016
10.1.3+	Form of Non-qualified Stock Option for grants to non-employee directors under Amended and Restated 2008 Stock Incentive Plan.	10-K	10.11	3/11/2016
10.1.4+	Form of Non-qualified Stock Option for grants to executive officers under Amended and Restated 2008 Stock Incentive Plan.	10-K	10.12	3/11/2016

		Incorporated By Reference to
Exhibit Number	Description	Form	Exhibit	Filing Date	Filed / Furnished Herewith
10.3.2	Fifth Amendment to Office Lease dated January 13, 2020 by and between CytRx Corporation and Douglas Emmett 1993, LLC	10-K	10.3.2	3/24/2021
10.4.1	Amendment dated March 14, 2014 to License Agreement between CytRx Corporation and KTB Tumorforschungs GmbH	8-K	1.1	3/17/2014
10.5	Asset Purchase Agreement dated May 13, 2011 between CytRx Corporation and Orphazyme ApS	10-Q	10.1	5/17/2011
10.6	Exclusive License Agreement, dated as of July 27, 2017, by and between CytRx Corporation and NantCell, Inc.	8-K	10.1	8/1/2017
10.8+	Employment Agreement, dated December 16, 2021, by and between CytRx Corporation and John Y. Caloz	10-K	10.8	3/23/2022
10.9	CytRx Corporation 2019 Stock Incentive Plan	8-K	10.1	11/15/2019
10.10	Form of Securities Purchase Agreement, dated as of July 13, 2021, by and between the Company and the purchaser thereto	8-K	10.1	7/15/2021
10.11	Form of Registration Rights Agreement, dated as of July 13, 2021, by and between the Company and the purchaser thereto	8-K	10.2	7/15/2021
10.12	Amendment No. 1 to the Cooperation Agreement, dated September 2, 2021, by and between CytRx Corporation and Jerald A. Hammann	8-K	10.1	9/9/2021
10.13+	Employment Agreement, dated January 3, 2022, by and between CytRx Corporation and Dr. Stephen Snowdy	8-K	10.1	1/4/2022
10.14+	General Release and Separation Agreement, dated January 3, 2022, by and between CytRx Corporation and Steven A. Kriegsman.	8-K	10.2	1/4/2022
10.15+	Employment Agreement, dated December 30, 2022, by and between LadRx Corporation and Dr. Stephen Snowdy.	10-K	10.15	3/27/2024
10.16+	Employment Agreement, dated December 30, 2022, by and between LadRx Corporation and John Y. Caloz	10-K	10.16	3/27/2024
10.17	Royalty Purchase Agreement dated June 21, 2023, by and between LadRx Corporation and XOMA (US) LLC	8-K	10.1	6/26/2023
10.18#	Assignment and Assumption Agreement, dated June 21, 2023, by and between LadRx Corporation and XOMA (US) LLC	8-K	10.2	6/26/2023
10.19+	Amendment No. 1 to LadRx Corporation 2019 Stock Incentive Plan	8-K	10.1	9/11/2023
10.20	Mutual Termination and Release Agreement, dated as of June 3, 2024, by and among LadRx Corporation, NantCell, Inc., ImmunityBio, Inc. and XOMA (US) LLC	8-K	10.1	6/6/2024
10.20	First Amendment of Royalty Purchase Agreement, dated as of June 3, 2024, by and between LadRx Corporation and XOMA (US) LLC	8-K	10.2	6/6/2024
19.1	Insider Trading Policy of LadRx Corporation				*
23.1	Consent of Weinberg & Company				*

Incorporated By Reference to
Exhibit Number	Description	Form	Exhibit	Filing Date	Filed / Furnished Herewith
31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*
31.2	Certification of Chief Financial Officer Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				**
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				**
101.INS	Inline XBRL Instance Document.				*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				*
104	Cover Page Interactive Data File (formatted as Inline XBRL)

*	Filed herewith.
**	Furnished herewith.
+	Management contract or compensatory plan or arrangement
†	Confidential treatment has been requested or granted for certain portions which have been blanked out in the copy of the exhibit filed with the SEC. The omitted information has been filed separately with the SEC.
#	Certain of the schedules (and similar attachments) to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5) of Regulation S-K under the Securities Act because they do not contain information material to an investment or voting decision and that information is not otherwise disclosed in the Exhibit or the disclosure document. The registrant hereby agrees to furnish a copy of all omitted schedules (or similar attachments) to the SEC upon its request.

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LADRX CORPORATION

Date: March 28, 2025	By:	/s/ STEPHEN SNOWDY
Dr. Stephen Snowdy Chief Executive Officer (Principal Executive Officer)

	By:	/s/ JOHN Y. CALOZ
John Y. Caloz
Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEPHEN SNOWDY	Chief Executive Officer	March 28, 2025
Stephen Snowdy, Ph.D.	(Principal Executive Officer)

/s/ JOHN Y. CALOZ	Chief Financial Officer	March 28, 2025
John Y. Caloz	(Principal Financial and Accounting Officer)

/s/ CARY CLAIBORNE	Director	March 28, 2025
Cary Claiborne

/s/ JENNIFER SIMPSON	Director and Chair of the Board	March 28, 2025
Jennifer Simpson, Ph.D.

/s/ JOEL CALDWELL	Director	March 28, 2025
Joel Caldwell

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

LadRx Corporation

Los Angeles, California

Opinion on the Financial Statements

We have audited the accompanying balance sheets of LadRx Corporation (the “Company”) and subsidiary as of December 31, 2024 and 2023, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company and its subsidiary as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no recurring source of revenue, has incurred recurring operating losses and negative operating cash flows since inception and has an accumulated deficit at December 31, 2024. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

Sale of rights to milestone payments

As described in Note 7, the Company entered into an assignment agreement in 2023 for the sale of the Company’s interest in certain milestone payments with respect to a license agreement. During 2024, the Company received $2 million in connection with the assignment agreement, and recognized the $2 million as other income.

We identified the recognition of the sale of the Company’s interest in certain milestone payments as a critical audit matter. Auditing this transaction required a high degree of audit judgement including evaluating the reasonableness of the significant judgements made by management in determining the appropriate accounting and financial statement presentation.

The following are the primary procedures we performed to address this critical matter:

●	We read the assignment agreement and evaluated whether management’s accounting position considered the relevant facts and terms included in the agreement.
●	We assessed the Company’s accounting and disclosure of the transaction was in accordance with relevant accounting guidance.

We have served as the Company’s auditor since 2019.

/s/ Weinberg & Company, P.A.

Los Angeles, California

March 28, 2025

LADRX CORPORATION

BALANCE SHEETS

	December 31,
	2024	2023

ASSETS
Current assets:
Cash and cash equivalents	$759,742	$2,070,075
Prepaid expenses and other current assets	77,296	191,783
Total current assets	837,038	2,261,858
Equipment and furnishings, net	999	6,711
Other assets	1,475	7,703
Operating lease right-of-use assets	—	31,610
Total assets	$839,512	$2,307,882
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,056,662	$1,202,689
Accrued expenses and other current liabilities	1,202,279	964,233
Current portion of operating lease obligations	—	33,606
Total current liabilities	2,258,941	2,200,528

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred Stock, $0.01 par value, 833,333 shares authorized, including 50,000 shares of Series B Junior Participating Preferred Stock; no shares issued and outstanding at December 31, 2024 and 2023, respectively	—	—
Common stock, $0.001 par value, 62,393,940 shares authorized; 495,092 shares issued and outstanding as at December 31, 2024 and 2023, respectively	495	495
Additional paid-in capital	488,675,792	488,612,890
Accumulated deficit	(490,095,716)	(488,506,031)
Total stockholders’ equity (deficit)	(1,419,429)	107,354
Total liabilities and stockholders’ equity (deficit)	$839,512	$2,307,882

The accompanying notes are an integral part of these financial statements.

LADRX CORPORATION

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2024	2023

Revenue	$—	$—

Expenses:
Research and development	772,702	279,489
General and administrative	2,844,728	3,532,302
Depreciation and amortization	5,712	11,835
	3,623,142	3,823,626
Loss from operations	(3,623,142)	(3,823,626)
Other income (expense):
Interest income	33,457	55,434
Sale of royalty and milestone rights, net of transaction costs	2,000,000	4,167,219
Other income (expense), net	—	1,416

Net income (loss)	(1,589,685)	400,443

Dividends paid on preferred shares	—	(68,809)

Net income (loss) attributable to common stockholders	$(1,589,685)	331,634
Basic and diluted income (loss) per share	$(3.21)	$0.68
Basic and diluted weighted average shares outstanding	495,092	488,392

The accompanying notes are an integral part of these financial statements.

LADRX CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Series B Preferred Shares Issued	Preferred Stock Amount	Shares of Common Stock Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at January 1, 2023	—	—	450,374	$450	487,519,251	$(488,837,665)	$(1,317,964)
Increase in fractional shares upon reverse stock split			13,191	13	(13)		—
Preferred dividend						(68,809)	(68,809)
Issuance of common stock upon conversion of preferred shares	—	—	31,277	31	1,343,653	—	1,343,684
Issuance of common stock	—	—	250	1	(1)	—	—
Payment to redeem investment option	—	—	—	—	(250,000)		(250,000)
Net income	—	—	—		—	400,443	400,443
Balance at December 31, 2023			495,092	495	488,612,890	(488,506,031)	107,354
Stock compensation on vested options	—	—	—	—	62,902		62,902
Net (loss)	—	—	—	—	—	(1,589,685)	(1,589,685)
Balance at December 31, 2024	—		495,092	$495	$488,675,792	$(490,095,716)	$(1,419,429)

The accompanying notes are an integral part of these financial statements.

LADRX CORPORATION

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(1,589,685)	$400,443

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	5,712	11,834
Stock-based compensation expense	62,902	—
Changes in assets and liabilities:
Prepaid expenses and other current assets	114,487	436,961
Right of-use assets	31,610	185,176
Accounts payable	(146,027)	226,745
Other assets	6,228	—
Lease liabilities	(33,606)	(196,002)
Accrued expenses and other current liabilities	238,046	(51,265)
Net cash provided by (used in) operating activities	(1,310,333)	1,013,892

Cash flows from financing activities:
Purchase of Investment Option	—	(250,000)
Preferred stock dividend	—	(68,809)
Net cash used in financing activities	—	(318,809)

Net increase (decrease) in cash and cash equivalents	(1,310,333)	695,083
Cash and cash equivalents at beginning of year	2,070,075	1,374,992
Cash and cash equivalents at end of year	$759,742	$2,070,075

Supplemental disclosures of Cash Flow Information:
Non-cash investing and financing activities
Issuance of common stock upon conversion of preferred shares	$—	$1,343,684

The accompanying notes are an integral part of these financial statements.

LADRX CORPORATION

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

1. Nature of Business

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

ImmunityBio conducted an open-label, randomized, Phase 2 study of a combination of immunotherapy, aldoxorubicin, and standard-of-care chemotherapy versus standard-of-care chemotherapy alone for the treatment of locally advanced or metastatic pancreatic cancer in patients who have had 1 or 2 lines of treatment (Cohorts A and B) or 3 or greater lines of treatment (Cohort C). In June 2022, Immunity Bio presented data at the American Society of Clinical Oncology meeting showing that patients receiving combination immunotherapy with aldoxorubicin plus standard-of-care chemotherapy experienced overall survival of 5.8 months, compared to 3 months for historical control patients that had received only the standard-of-care chemotherapy (n=78, 95% confidence interval of 4 to 6.9 months). Immunity Bio submitted the results of the Phase 2 study to the FDA for registration. The FDA denied the request and asked for a very large clinical trial with cohorts for each of the combination therapies alone, and in permutative combination with the other combination therapies. Immunity Bio chose not to proceed with the FDA’s recommended trial, and aldoxorubicin has been returned to LadRx (see below “Mutual Termination and Release Agreement”).

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

In December 2024, the Company announced it is restarting a process to seek marketing approval of aldoxorubicin under the provisions of the FDA’s Section 505(b)(2). The 505(b)(2) pathway is designed for a new drug composition whose active ingredient is the same active ingredient as a drug previously approved by the US Food and Drug Administration (FDA). Given that the active component of the tumor-targeted drug aldoxorubicin is the already-marketed drug doxorubicin, the 505(b)(2) pathway is available for aldoxorubicin, and greatly reduces the regulatory burden of getting aldoxorubicin to the market by relying on the non-clinical and clinical data history of doxorubicin to demonstrate efficacy and safety. Additionally, the market exclusivity awarded to drugs that have received orphan designation for certain rare diseases, as is the case for aldoxorubicin, is available for drugs approved through the 505(b)(2) process for new drugs.

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

Going Concern

The Company has operated at a loss due to its ongoing expenditures for research and development of its product candidates and for general and administrative purposes, and lack of significant recurring revenues. For the year ended December 31, 2024, it incurred a net loss of $1.6 million, had a loss from operations of $3.6 million, incurred a loss from operations of $3.8 million for the year ended December 31, 2023, and had total stockholders’ deficit as of December 31, 2024 of $1.4 million. The Company have had no recurring revenue, and it is likely to continue to incur losses unless and until it concludes a successful strategic partnership or financing for its research and development assets. These losses, among other things, have had and will continue to have an adverse effect on the stockholders’ equity and working capital. Because of the numerous risks and uncertainties associated with its product development efforts, they are unable to predict when they may become profitable, if at all. If the Company does not become profitable or are unable to maintain future profitability, the market value of its common stock will be adversely affected. These factors individually and collectively raise a substantial doubt about the Company’s ability to continue as a going concern.

In order to fund its business and operations, the Company has relied primarily upon sales of its equity securities, including proceeds from the exercise of stock options and common stock purchase warrants and long-term loan financing. They have received limited funding from their strategic partners and licensees. The Company will ultimately be required to obtain additional funding in order to execute its long-term business plans, although they do not currently have commitments from any third parties to provide them with long-term debt or capital. The Company cannot assure that additional funding will be available on favorable terms, or at all. If they fail to obtain additional funding when needed, the Company may not be able to execute its business plans and its business may suffer, which would have a material adverse effect on its financial position, results of operations and cash flows. We have approximately $1.0 million of contractual obligations in 2025.

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation — The accompanying Financial Statements are prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States (“GAAP”).

Revenue Recognition — Revenue consists of license fees from strategic alliances with pharmaceutical companies. During the years ended December 31, 2024 and 2023, no revenue was earned from license fees.

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

	As of December 31,
	2024	2023

Options to acquire common stock	66,817	14,000
Warrants to acquire common stock	—	42
	66,817	14,042

Potentially dilutive stock options, warrants and securities from the table above were excluded from the computation of diluted net income (loss) per share, because the effect would be anti-dilutive.

Stock-based Compensation — The Company accounts for share-based awards to employees and nonemployees directors and consultants in accordance with the provisions of ASC 718, Compensation—Stock Compensation., and under the recently issued guidance following FASB’s pronouncement, ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. Under ASC 718, and applicable updates adopted, share-based awards are valued at fair value on the date of grant and that fair value is recognized over the requisite service, or vesting, period. The Company values its equity awards using the Black-Scholes option pricing model, and accounts for forfeitures when they occur. Recognition of compensation expense for non-employees is in the same period and manner as if the Company had paid cash for the services

Research and Development Expenses — Research and development expenses consist of costs incurred for direct and overhead-related research expenses and are expensed as incurred. Costs to acquire technologies, including licenses and drugs, that are utilized in research and development and that have no alternative future use are expensed when incurred. Technology developed for use in its products is expensed as incurred until technological feasibility has been established.

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

Fair Value Measurements - The Company measures the fair value of financial instruments using a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels:

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

Segment Information — The Company’s Chief Executive Officer and President (“CEO”) is our chief operating decision maker (“CODM”) and evaluates performance and makes operating decisions about allocating resources based on financial data presented. Because our CODM evaluates financial performance, the Company has determined that it operates as a single reportable segment composed of the financial results of LadRx Corporation (see Note 11).

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

Use of Estimates — Preparation of the Company’s financial statements in conformance with U.S. GAAP requires the Company’s management to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities in the Company’s financial statements and accompanying notes. The significant estimates in the Company’s financial statements relate to the valuation of equity awards, recoverability of deferred tax assets, insurance claims and estimated useful lives of fixed assets. The Company bases estimates and assumptions on historical experience, when available, and on various factors that it believes to be reasonable under the circumstances. The Company evaluates its estimates and assumptions on an ongoing basis, and its actual results may differ from estimates made under different assumptions or conditions.

New Accounting Pronouncements — In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure.” The amendments expand a public entity’s segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker, requiring other new disclosures, and requiring enhanced interim disclosures. ASU 2023-07 requires public entities with a single reportable segment to provide all the disclosures required by this standard and all existing segment disclosures in Topic 280 on an interim and annual basis. ASU 2023-07 is effective for annual periods beginning after December 15, 2023, and interim periods beginning after December 15, 2024, applied retrospectively with early adoption permitted. As of December 31, 2024, the Company has adopted ASU 2023-07. Adoption of the standard has not impacted our financial statements but has resulted in additional disclosures (See Note 11).

In November 2024, the FASB issued ASU No. 2024-03 “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” This ASU requires public business entities to disclose, for interim and annual reporting periods, additional information about certain income statement expense categories. The requirements are effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027. Entities are permitted to apply either the prospective or retrospective transition methods. The Company is currently evaluating the impact that the adoption of this ASU will have on its financial statements.

The Company’s management has evaluated all other recently issued, but not yet effective, accounting standards and guidance that have been issued or proposed by the FASB or other standards-setting bodies through the filing date of these financial statements and does not believe the future adoption of any such pronouncements will have a material effect on the Company’s financial position and results of operations.

3. Equipment and Furnishings

Equipment and furnishings at December 31, 2024 and 2023 consist of the following:

	2024	2023
Equipment and furnishings	$18,687	$48,742
Less — accumulated depreciation	(17,688)	(42,031)
Equipment and furnishings, net	$999	$6,711

Depreciation and amortization expense for the years ended December 31, 2024 and 2023 were $5,712 and $11,834, respectively. Fully depreciated assets during 2024 costing approximately $30,000 were written-off during the year ended December 31, 2024.

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities at December 31, 2024 and 2023 are summarized below.

	2024	2023
Professional fees	$102,785	$77,785
Wages, bonuses and employee benefits	262,441	157,024
Royalties and milestones	716,155	716,155
Other	120,898	13,269
Total	$1,202,279	$964,233

5. Leases

We lease storage space related primarily to the Company’s administrative activities. The Company accounts for its leases in accordance with ASC 842, Leases. The Company determines whether a contract is, or contains, a lease at inception. Operating lease right-of-use (“ROU”) assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. ROU assets represent the Company’s right to use an underlying asset during the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease.

In January 2020, the Company signed a new four-year office lease which covers approximately 2,771 square feet of office and storage space. This lease was effective March 1, 2020 and extended through February 29, 2024. The monthly rent was $15,361. We did not renew this lease upon its expiration. In February 2020, the Company renewed its additional storage space lease, which requires us to make monthly payments of $1,475. The Company recorded a right of use asset and lease liability obligation of $715,310 upon inception of these leases. The Company also reclassified a previously existing right-of-use asset of $66,271 from other assets to right-of-use asset.

As of January 1, 2023, the balance of right-of-use assets was $216,786, and the balance of total lease liabilities was $229,607. During the year ended December 31, 2023, the amortization of the right-of-use assets totaled $185,176, and reduction of the lease liabilities totaled $196,001. As of December 31, 2023, the balance of right-of-use assets was $31,610, and the balance of total lease liabilities was $33,606. With the termination of these leases in February 2024, the balance of this right-of-use asset and lease liability obligation was $0 as of December 31, 2024.

6. Stock Compensation

Stock Options

The Company has a 2008 Stock Incentive Plan under which 50,000 shares of common stock are reserved for issuance. As of December 31, 2024, there were 10,500 shares subject to outstanding stock options and approximately 8,000 shares outstanding related to restricted stock grants issued from the 2008 Plan. This plan expired on November 20, 2018 and thus no further shares are available for future grant under this plan.

In November 2019, the Company adopted a 2019 Stock Incentive Plan under which 54,000 shares of common stock are reserved for issuance. As of December 31, 2024, there were 3,500 shares subject to outstanding stock options and 250 shares outstanding related to restricted stock grants from the 2019 Plan. This Plan expires on November 14, 2029.

All outstanding options issued to employees, directors and consultants were fully vested in 2020. As such, no further stock compensation expense was recognized during the years ended December 31, 2024 and 2023.

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

In December 2023, the Compensation Committee awarded stock option grants to purchase an aggregate of 55,000 shares of common stock to the Company’s Named Executive Officers and directors, effective January 15, 2024. No stock options or restricted stock were granted in 2023.

During the years ended December 31, 2024 and 2023, there were no options exercised.

The following table sets forth the total stock-based compensation expense resulting from restricted stock included in our Statements of Operations for the years ended December 31, 2024 and 2023:

	Years Ended December 31,
	2024	2023
General and administrative – employees and directors	$62,902	$—
Total employee and director stock-based compensation	$62,902	$—

	Stock Options		Weighted Average Exercise Price
	2024	2023	2024	2023
Outstanding — beginning of year	10,350	14,001	$501.70	$768.00
Granted	55,000	—	1.83	—
Exercised	—	—	—	—
Forfeited	—	(2,001)	—	—
Expired	(1,266)	(1,650)	1,290.00	2,796.00
Outstanding — end of year	64,084	10,350	54.39	501.70
Exercisable at end of year	44,995	10,350	$76.69	$501.70
Weighted average fair value of stock options granted during the year:	$1.83	$—

Presented below is the Company’s non-employee stock option activity:

	Stock Options		Weighted Average Exercise Price
	2024	2023	2024	2023
Outstanding — beginning of year	3,650	3,650	$549.00	$549.00
Granted	—	—	—	—
Exercised	—	—	—	—
Expired/Forfeited	(917)	—	1,656.00	—
Outstanding — end of year	2,733	3,650	177.74	549.00
Exercisable at end of year	2,733	3,650	$177.74	$549.00
Weighted average fair value of stock options granted during the year:	$—	$—

The following table summarizes significant ranges of outstanding stock options under the two plans at December 31, 2024:

Range of Exercise Prices	Number of Options	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number of Options Exercisable	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price
$1.83 - $25.99	55,000	9.04	$1.83	35,914	5.95	$1.83
$26.00 - $100.00	3,500	4.95	$26.00	3,500	3.71	$26.00
$101.00 - $300.00	6,066	2.71	$195.29	6,066	1.83	$195.29
$300.01 - $1,656.00	2,251	1.31	$1,154.35	2,251	0.80	$1,154.35
	66,817	7.99	$59.44	47,731	7.99	$82.47

There was no aggregate intrinsic value of the outstanding options and options vested as of December 31, 2024.

Equity-Classified Warrants

A summary of the Company’s warrant activity and related information for the years ended December 31, 2024 and 2023 are shown below.

	Warrants		Weighted Average Exercise Price
	2024	2023	2024	2023
Outstanding — beginning of year	42	42	$3,360.00	$3,360.00
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	(42)	—	3,360.00	—
Outstanding — end of year	—	42	—	3,360.00
Exercisable at end of year	—	42	$—	$3,360.00
Weighted average fair value of warrants granted during the year:	$—	$—

7. Xoma

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

Pursuant to the Assignment Agreement, the Company is entitled to receive (i) a one-time payment of $1 million upon acceptance of a re-submission of an NDA to the FDA for arimoclomol, and (ii) a one-time payment of $1 million upon the first invoiced sale in certain territories of a pharmaceutical product derived from arimoclomol as an active pharmaceutical ingredient, subject to the receipt of the applicable regulatory approval required to sell such a product in such countries. In January 2024, the Company received a payment of $1 million in connection with achieving the milestone relating to the acceptance by the FDA of the arimoclomol NDA, and in November 2024, the Company received $1 million in connection with achieving the milestone relating to the first commercial sale of arimoclomol.

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

Pursuant to the Assignment Agreement, the Company is entitled to receive (i) a one-time payment of $1 million upon acceptance of a re-submission of an NDA to the FDA for arimoclomol, and (ii) a one-time payment of $1 million upon the first invoiced sale in certain territories of a pharmaceutical product derived from arimoclomol as an active pharmaceutical ingredient, subject to the receipt of the applicable regulatory approval required to sell such a product in such countries. In January 2024, the Company received a payment of $1 million in connection with achieving the milestone relating to the acceptance by the FDA of the arimoclomol NDA, and in November 2024, the Company received $1 million in connection with achieving the milestone relating to the first commercial sale of arimoclomol.

8. Stockholder Protection Rights Plan

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

9. Income Taxes

At December 31, 2024, the Company had federal and state net operating loss carryforwards (“NOLs”) of $327.6 million and $262.6 million, respectively, available to offset against future taxable income. Of this amount, $309.8 million of federal NOLs expire in 2025 through 2037. The federal operating losses after 2018 totaling $28.6 million carry forward indefinitely but are only able to offset 80% of taxable income in future years. The California NOLs expire in 2029 through 2042.

As a result of a change in-control that occurred in the LadRx shareholder base, approximately $65.2 million in federal net operating loss carryforwards became substantially limited in their annual availability. Management currently believes that the remaining $262.4 million in federal net operating loss carryforwards, and the $262.6 million in state net operating loss carryforwards, are unrestricted.

As of December 31, 2024, LadRx also had research and development tax credits for federal and state purposes of approximately $15.3 million and $15.3 million, respectively, available for offset against future income taxes, which expire in 2024 through 2043. The credits are subject to change-in-control limitations, which may affect their utilization in future years. Based on an assessment of all available evidence including, but not limited to, the Company’s limited operating history in its core business and lack of profitability, uncertainties of the commercial viability of its technology, the impact of government regulation and healthcare reform initiatives, and other risks normally associated with biotechnology companies, the Company has concluded that it is more likely than not that these net operating loss carryforwards and credits will not be realized and, as a result, a 100% deferred tax valuation allowance has been recorded against these assets.

Deferred income taxes reflect the net effect of temporary differences between the financial reporting carrying amounts of assets and liabilities and income tax carrying amounts of assets and liabilities. The components of the Company’s deferred tax assets and liabilities, all of which are long-term, are as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$72,648	$74,752
Tax credit carryforwards	30,629	30,721
Equipment, furnishings and other	1,872	7
Total deferred tax assets	105,149	105,480
Deferred tax liabilities	—	—
Net deferred tax assets	105,149	105,480
Valuation allowance	(105,149)	(105,480)
	$—	$—

For all years presented, the Company did not recognize any deferred tax assets or liabilities. The net change in valuation allowance for the years ended December 31, 2024 and 2023 was $2.1 million and $6.8 million, respectively.

The provision for income taxes differs from the provision computed by applying the Federal statutory rate to net loss before income taxes as follows (in thousands):

	Years ended December 31,
	2024	2023
Federal benefit at statutory rate	$(334)	$84
State benefit, net of Federal taxes	(29)	35
Capitalized R & D	145	—
Prepaid and accrued expenses	53	—
Other permanent differences	184	(189)
Provision related to change in valuation allowance		(7)
Federal rate adjustment	—	—
NQ Options	—	—
Current year tax credit	—	—
NOL Adjustments	—	—
Termination/Cancellation of Equity Compensation Awards	—	—
Return to provision	(19)	77
Other, net	—	—
	$—	$—

There have been no changes to the Company’s liability for unrecognized tax benefits during the year ended December 31, 2024.

The Company files income tax returns in the U.S. Federal jurisdiction and various state jurisdictions. As of the year ended December 31, 2024, the tax returns for 2020 through 2024 remain open to examination by the Internal Revenue Service and for 2020 to 2024 for various state tax authorities.

The Company’s policy is to recognize any interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of the date of adoption of ASC 740 and the years ended December 31, 2024 and 2023, the Company had accrued no interest or penalties related to uncertain tax positions.

10. Commitments and Contingencies

Commitments

Aldoxorubicin

We have an agreement (the “Vergell Agreement”) with Vergell Medical (formerly with KTB Tumorforschungs GmbH) (“Vergell”) for the exclusive license of patent rights held by Vergell for the worldwide development and commercialization of aldoxorubicin. Under the agreement, we had to make payments to Vergell upon meeting certain clinical and regulatory milestones up to and including the product’s second final marketing approval. However, those payments are no longer required since the intellectual property acquired under the Vergell Agreement expired. We accrued $316,000 that we believe was owed prior to the expiry of the intellectual property. This amount was outstanding at December 31, 2024, and 2023.

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

As discussed in Note 7, pursuant to the Assignment Agreement, although all the liabilities and obligations related to arimoclomol remain the responsibility of the Company, XOMA directed an escrow agent appointed by them to pay on behalf of LadRx $3.25 million reflected in the preceding paragraph, as well as all future obligations related to Steven A. Kriegsman, pursuant to the Amended and Restated Employment Agreement, as amended by and between the Company and Mr. Kriegsman, dated March 26, 2019.

Innovive

Under the merger agreement by which we acquired Innovive Pharmaceuticals, Inc. (“Innovive”), we agreed to pay the former Innovive stockholders a total of up to approximately $18.3 million of future earnout merger consideration, subject to our achievement of specified net sales under the Innovive license agreements. As of December 31, 2024, there are no longer any further obligations due under this agreement, since the licensed intellectual property rights have expired.

Contractual obligations

LadRx’s current contractual obligations that will require future cash payments for the following Employment Agreements as follows (in thousands):

Employment Agreements (1)
2025	976
2026	—
Thereafter	—
Total	$976

(1)	Employment agreements include management contracts which have been revised from time to time. The employment agreements for the Company’s executive officers provide for minimum salaries, which are adjusted annually at the discretion of the Company’s Compensation Committee, and in some cases provide for minimum annual bonuses and employee benefits, as well.

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

11. Segment information

The Company operates and manages its business as one reportable and operating segment dedicated to biopharmaceutical research and development company specializing in oncology. The measure of segment assets is reported on the balance sheet as total assets.

The Company’s CODM reviews financial information and decides how to allocate resources based on net income (loss).

Significant segment expenses include research and development, salaries, insurance, and stock-based compensation. Operating expenses include all remaining costs necessary to operate our business, which primarily include external services and other administrative expenses. The following table presents the significant segment expenses and other segment items regularly reviewed by our CODM:

	Year ended December 31,
	2024	2023
Revenue	$-	$-

Less:
Research and development	(772,702)	(279,489)
Payroll and related	(1,093,327)	(1,174,239)
Insurance	(209,922)	(674,976)
Professional fees primarily related to intellectual property	(895,682)	(963,926)
Operating expenses	(651,509)	(730,996)
Sale of royalty and milestone rights, net of transaction costs	2,000,000	4,167,219
Other income	33,456	56,850
Net income (loss)	$(1,589,686)	$400,443

