Form 10-Q
period 2025-03-31
LadRx Corp
filed 2025-05-14
CIK 799698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Number of shares of common stock of LadRx Corporation, $0.001 par value, outstanding as of May 14, 2025: 495,092 shares.

LADRX CORPORATION

FORM 10-Q

Forward Looking Statements

All statements in this Quarterly Report on Form 10-Q (this “Quarterly Report”), including statements in this section, other than statements of historical fact are forward-looking statements, including statements of our current views with respect to the recent developments regarding our business strategy, business plan and research and development activities, our future financial results, and other future events. These statements include forward-looking statements both with respect to us, specifically, and the biotechnology industry, in general. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential” or “could” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements.

All forward-looking statements involve inherent risks and uncertainties, and there are or will be important factors that could cause actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, the factors discussed in this section and under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”), which should be reviewed carefully. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we anticipate. Please consider our forward-looking statements in light of those risks as you read this Quarterly Report. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Note Regarding Company References

References throughout this Quarterly Report, the “Company”, “LadRx”, “we”, “us”, and “our”, except where the context requires otherwise, refer to LadRx Corporation.

PART I — FINANCIAL INFORMATION

Item 1. — Condensed Financial Statements

LADRX CORPORATION

CONDENSED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$206,948	$759,742
Prepaid expenses and other current assets	51,296	77,296
Total current assets	258,244	837,038
Equipment and furnishings, net	354	999
Other assets	1,475	1,475
Total assets	$260,073	$839,512
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,101,488	$1,056,662
Accrued expenses and other current liabilities	1,293,377	1,202,279
Total current liabilities	2,394,865	2,258,941

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred Stock, $0.01 par value, 833,333 shares authorized, including 50,000 shares of Series B Junior Participating Preferred Stock; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 62,393,940 shares authorized; 495,092 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	495	495
Additional paid-in capital	488,679,720	488,675,792
Accumulated deficit	(490,815,007)	(490,095,716)
Total stockholders’ equity (deficit)	(2,134,792)	(1,419,429)
Total liabilities and stockholders’ equity (deficit)	$260,073	$839,512

The accompanying notes are an integral part of these condensed financial statements.

LADRX CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue:
Licensing revenue	$—	$—

Expenses:
Research and development	28,808	30,296
General and administrative	690,852	801,601

Loss from operations	(719,660)	(831,897)

Other income:
Interest income	369	18,632
Royalty and milestone rights	—	1,000,000

Net income (loss)	$(719,291)	$186,735

Total basic and diluted income (loss) per share	$(1.45)	$0.38

Basic and diluted weighted-average shares outstanding	495,092	495,092

The accompanying notes are an integral part of these condensed financial statements

LADRX CORPORATION

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

For the Three-Month Period Ended March 31, 2025

	Common Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at January 1, 2025	495,092	$495	$488,675,792	$(490,095,716)	$(1,419,429)
Issuance of stock options for compensation			3,928		3,928
Net loss				(719,291)	(719,291)

Balance at March 31, 2025	495,092	$495	$488,679,720	$(490,815,007)	$(2,134,792)

For the Three-Month Period Ended March 31, 2024

	Common Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at January 1, 2024	495,092	$495	$488,612,890	$(488,506,031)	$107,354
Issuance of stock options for compensation			51,119		51,119
Net income				186,735	186,735

Balance at March 31, 2024	495,092	$495	$488,664,009	$(488,319,296)	$345,208

The accompanying notes are an integral part of these condensed financial statements

LADRX CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(719,291)	$186,735
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	639	2,060
Stock-based compensation expense	3,928	51,119
Changes in assets and liabilities:
Prepaid expenses and other current assets	26,003	40,825
Other assets	—	6,228
Right-of-use asset	—	31,610
Accounts payable	44,828	(310,497)
Decrease in lease liabilities	—	(33,605)
Accrued expenses and other current liabilities	91,099	19,641
Net cash used in operating activities	(552,794)	(5,884)

Net decrease in cash and cash equivalents	(552,794)	(5,884)
Cash and cash equivalents at beginning of period	759,742	2,070,075
Cash and cash equivalents at end of period	$206,948	$2,064,191

The accompanying notes are an integral part of these condensed financial statements

LADRX CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Three-Months Period Ended March 31, 2025 and 2024
(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying condensed financial statements of LadRx Corporation (the “Company”) at March 31, 2025 and for the three-month periods ended March 31, 2025 and 2024, respectively, are unaudited, but include all adjustments, consisting of normal recurring entries, that management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2024 were derived from our audited financial statements as of that date.

The financial statements included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The financial statements should be read in conjunction with our audited financial statements contained in the 2024 Annual Report.

Going Concern

The Company’s condensed financial statements have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the three-month period ended March 31, 2025, the Company incurred a net loss of $0.7 million and had total stockholders’ deficit as of March 31, 2025 of $2.1 million. The Company has no recurring revenue, and we are likely to continue to incur losses unless and until we conclude a successful strategic partnership or financing for our LADR™ technology. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended December 31, 2024, has also expressed doubt about the Company’s ability to continue as a going concern.

At March 31, 2025, we had cash and cash equivalents of approximately $0.2 million and a working capital deficit of $2.1 million. The continuation of the Company as a going concern is dependent upon its ability to obtain necessary debt or equity financing to continue operations until it begins generating positive cash flow. We have no commitments from third parties to provide us with any additional financing, and we may not be able to obtain future financing on favorable terms, or at all. Failure to obtain adequate financing would adversely affect our ability to operate as a going concern. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case of equity financing.

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

	As of March 31,
	2025	2024

Options to acquire common stock	66,814	68,997

Recently Issued Accounting Pronouncements

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

2. Stock Based Compensation

The Company has the 2008 Stock Incentive Plan (the “2008 Plan”) under which 50,000 shares of common stock are reserved for issuance. As of March 31, 2025, there were 8,300 shares subject to outstanding stock options and approximately 8,000 shares outstanding related to restricted stock grants issued from the 2008 Plan. This plan expired on November 20, 2018 and thus no further shares are available for future grant under this plan.

In November 2019, the Company adopted the 2019 Stock Incentive Plan (the “2019 Plan”) under which 54,000 shares of common stock are reserved for issuance. As of March 31, 2025, there were 3,500 shares subject to outstanding stock options and 250 shares outstanding related to restricted stock grants from the 2019 Plan. This Plan expires on November 14, 2029.

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

In December 2023, the Compensation Committee awarded stock option grants to purchase an aggregate of 55,000 shares of common stock to the Company’s Named Executive Officers and directors, effective January 15, 2024. No stock options or restricted stock were granted in the current period ended March 31, 2025.

During the three months ended March 31, 2025 and March 31, 2024, no options were exercised.

Presented below is our stock option activity:

	Three-Months Ended March 31, 2025
	Number of Options (Employees)	Number of Options (Non-Employees)	Total Number of Options	Weighted-Average Exercise Price
Outstanding at January 1, 2025	64,084	2,733	66,817	$59.27
Issued	—	—	—	—
Exercised, forfeited or expired	—	—	—	—
Outstanding at March 31, 2025	64,084	2,733	66,817	$59.27
Exercisable at March 31, 2025	47,289	2,733	50,022	$78.78

The following table summarizes significant ranges of outstanding stock options under the 2008 Plan and the 2019 Plan at March 31, 2025:

Range of Exercise Prices	Number of Options	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Number of Options Exercisable	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price
$1.83 - $25.99	55,000	8.80	$1.83	38,205	8.80	$1.83
$26.00 –$100.00	3,500	4.70	$26.00	3,500	4.70	$26.00
$100.01 – $300.00	6,066	2.46	$195.29	6,066	2.46	$195.29
$300.01 –$4,146.00	2,251	1.07	$1,154.35	2,251	1.07	$1,154.35
	66,817	8.49	$103.24	50,022	7.75	$78.78

The Company recorded $3,928 of stock compensation costs in the period ended March 31, 2025 and $51,119 in the period ended March 31, 2024. At March 31, 2025, there was $31,423 of unrecognized compensation expense related to unvested stock options.

There was no aggregate intrinsic value of the outstanding options and options vested as of March 31, 2025, as compared to $32,000 for the period ended March 31, 2024.

3. XOMA

During the three-month periods ended March 31, 2025 and 2024, we recognized no service revenue. We will no longer be entitled to future licensing revenues from our current licensing agreements.

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

Management determined that the Royalty Agreement is not considered to be with a customer, and it does not fall within the scope of ASC 606. Instead, the Royalty Agreement represents an in-substance sale of nonfinancial assets, and, therefore, should be accounted for within the scope of ASC 610-20. As such, the Company recognized such net proceeds of $1.0 million as other income in the accompanying statement of operations for the period ended March 31, 2024. No such income was recognized for the period ended March 31, 2025.

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

4. Commitments and Contingencies

Commitments

Aldoxorubicin

The Company has an agreement (the “Vergell Agreement”) with Vergell Medical (formerly with KTB Tumorforschungs GmbH) (“Vergell”) for the exclusive license of patent rights held by Vergell for the worldwide development and commercialization of aldoxorubicin. Under the agreement, we had to make payments to Vergell upon meeting certain clinical and regulatory milestones up to and including the product’s second final marketing approval. However, those payments are no longer required since the intellectual property acquired under the Vergell Agreement expired. We accrued $316,000 that we believe was owed prior to the expiry of the intellectual property. This amount was outstanding at each of March 31, 2025 and December 31, 2024.

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

As discussed in Note 3, pursuant to the Assignment Agreement, although all the liabilities and obligations related to arimoclomol remain the responsibility of the Company, XOMA directed an escrow agent appointed by them to pay on behalf of LadRx $3.25 million reflected in the preceding paragraph, as well as all future obligations related to Steven A. Kriegsman, pursuant to the Amended and Restated Employment Agreement, as amended by and between the Company and Mr. Kriegsman, dated March 26, 2019.

Innovive

Under the merger agreement by which the Company acquired Innovive Pharmaceuticals, Inc. (“Innovive”), we agreed to pay the former Innovive stockholders a total of up to approximately $18.3 million of future earnout merger consideration, subject to our achievement of specified net sales under the Innovive license agreements. As of March 31, 2025, there are no longer any further obligations due under this agreement, since the licensed intellectual property rights have expired.

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

Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The information set forth below should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”) as well as the audited consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K filed with the SEC on March 28, 2025 (the “2024 Annual Report”). Unless stated otherwise, references in this Quarterly Report on Form 10-Q to “us,” “we,” “our,” or our “Company” and similar terms refer to LadRx Corporation, a Delaware corporation.

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

Corporate Information

We are a Delaware corporation, incorporated in 1985. Our corporate offices are located at 11726 San Vicente Boulevard, Suite 650, Los Angeles, California 90049, and our telephone number is (310) 826-5648. Our web site is located at www.ladrxcorp.com. We do not incorporate by reference into this Quarterly Report the information on, or accessible through, our website, and you should not consider it as part of this Quarterly Report.

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

Our first-generation LADR-based drug is called aldoxorubicin. Aldoxorubicin is the well-known drug doxorubicin attached to the first generation LADR™ backbone (LADRs 7-10 employ a next generation LADR™ backbone). Aldoxorubicin has been administered to over 600 human subjects in human clinical trials and has proven the concept of LADR™ in that several-fold more doxorubicin can be administered to patients when the doxorubicin is attached to LADR™ than when administered as native doxorubicin. Aldoxorubicin has received Orphan Drug Designation (ODD) by the FDA for the treatment of soft tissue sarcoma (“STS”), ovarian cancer, pancreatic cancer, and non-small cell lung cancer. ODD provides several benefits including seven years of market exclusivity after approval, certain R&D related tax credits, and protocol assistance by the FDA. European regulators also granted orphan designation for aldoxorubicin which confers ten years of market exclusivity among other benefits. LadRx plans to submit aldoxorubicin to the US FDA for marketing approval approximately 3Q 2026 following a small number of simple non-clinical studies (plan subject to agreement by the FDA, which is not guaranteed).

In December 2024, the Company announced that it is restarting a process to seek marketing approval of aldoxorubicin under the provisions of the FDA’s Section 505(b)(2). The 505(b)(2) pathway is designed for a new drug composition whose active ingredient is the same active ingredient as a drug previously approved by the FDA. Given that the active component of the tumor-targeted drug aldoxorubicin is the already-marketed drug doxorubicin, the 505(b)(2) pathway is available for aldoxorubicin, and greatly reduces the regulatory burden of getting aldoxorubicin to the market by relying on the non-clinical and clinical data history of doxorubicin and aldoxorubicin to demonstrate equivalence of efficacy and safety. Additionally, the market exclusivity awarded to drugs that have received orphan designation for certain rare diseases, as is the case for aldoxorubicin, is available for drugs approved through the 505(b)(2) process for new drugs. Based on prior discussions with the FDA and input from regulatory experts, the Company does not expect that additional human trials will be necessary to gain approval of aldoxorubicin under Section 505(b)(2)). It should be noted that clinical data requirements for cancer drugs has evolved since our last communications with the FDA regarding the 505(b)(2) pathway, and the FDA may not agree that the historical aldoxorubicin data is sufficient to demonstrate equivalence in efficacy to doxorubicin. LadRx plans to submit a pre-NDA to the FDA within 3 months of receiving additional funding, and upon agreement with the FDA on a non-clinical path to approval, LadRx plans to submit a full NDA to the FDA upon completion of some non-clinical studies. The Company estimates that aldoxorubicin will be ready for submission to the FDA for marketing approval approximately 12 months from receiving additional funding. LadRx expects the capital needed to reach the pre-NDA meeting to be approximately $1.5 million, and the capital needed to reach NDA marketing approval to be an additional $4 million. There can be no certainty that the Company will be successful in its approach to the FDA regarding a non-clinical pathway to NDA, or in its raising additional capital.

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

Partnering History of Aldoxorubicin

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

Management has determined that the Royalty Agreement is not considered to be with a customer, and it does not fall within the scope of ASC 606. Instead, the Royalty Agreement represents an in-substance sale of non-financial assets, and, therefore, should be accounted for within the scope of ASC 610-20. As such, the Company recognized such net proceeds as other income in the accompanying statement of operations.

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

Our significant accounting policies are summarized in Note 2 to our audited financial statements contained in our 2024 Annual Report.

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

Additionally, the consequences of the ongoing conflict between Russia and Ukraine, and the ongoing conflict between Israel and Hamas, including related sanctions and countermeasures, are difficult to predict, and could adversely impact geopolitical and macroeconomic conditions, the global economy, and contribute to increased market volatility, which may in turn adversely affect our business and operations. Additionally, recent changes to U.S. policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, tariffs, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business. Furthermore, other than as discussed in this Quarterly Report, we have no committed source of financing and may not be able to raise money as and when we need it to continue our operations. If we cannot raise funds as and when we need them, we may be required to severely curtail, or even to cease, our operations. Other than as discussed above and elsewhere in this report, we are not aware of any trends, events or uncertainties that are likely to have a material effect on our financial condition.

Liquidity and Capital Resources

Going Concern

The Company’s condensed financial statements have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the three-month period ended March 31, 2025, the Company incurred a net loss of $0.7 million and had total stockholders’ deficit as of March 31, 2025 of $2.1 million. The Company has no recurring revenue, and we are likely to continue to incur losses unless and until we conclude a successful strategic partnership or financing for our LADR™ technology. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended December 31, 2024, has also expressed doubt about the Company’s ability to continue as a going concern.

At March 31, 2025, we had cash and cash equivalents of approximately $0.2 million and a working capital deficit of $2.1 million. The continuation of the Company as a going concern is dependent upon its ability to obtain necessary debt or equity financing to continue operations until it begins generating positive cash flow. We have no commitments from third parties to provide us with any additional financing, and we may not be able to obtain future financing on favorable terms, or at all. Failure to obtain adequate financing would adversely affect our ability to operate as a going concern. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case of equity financing.

Net cash used in operating activities for the three months ended March 31, 2025 was $0.6 million, which was primarily the result of a net loss from operations of $0.7 million, and a small increase in accounts payable of $0.1 million.

There were no investing activities in either of the three-month periods ended March 31, 2025 and 2024, and we do not expect any significant capital spending during the next 12 months.

There were no financing activities in either the three-month periods ended March 31, 2025 and 2024.

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

Results of Operations

We recorded a net loss from operations of approximately $0.7 million for the three-month period ended March 31, 2025, as compared to a net loss of approximately $0.8 million for the three-month period ended March 31, 2024.

During the three-month periods ended March 31, 2025 and 2024, we recognized no service revenue. We will no longer be entitled to future licensing revenues from our current licensing agreements. We received a gross payment of $1 million milestone from the Royalty Agreement and the Assignment Agreement we signed with XOMA in the period ended March 31, 2024, which we recognized as Other Income on our statement of operations.

General and Administrative Expenses

	Three-Month Period Ended March 31,
	2025	2024
	(In thousands)
General and administrative expenses	$686	$749
Amortization of stock awards	4	51
Depreciation and amortization	1	2
	$691	$802

General and administrative expenses include all administrative salaries and general corporate expenses, including legal expenses. Our general and administrative expenses, excluding stock expenses, non-cash expenses and depreciation and amortization, were $0.7 million for the three-month period ended March 31, 2025, and $0.8 million for the same period in 2024.

Depreciation and Amortization

Depreciation expense reflects the depreciation of our equipment and furnishings.

Interest Income

We earned marginal interest income in the three-month period ended March 31, 2025 as compared to approximately $18,600 for the three-month period ended March 31, 2024.

Item 3. — Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in short-term debt securities issued by the U.S. government and institutional money market funds. The primary objective of our investment activities is to preserve principal. Due to the nature of our short-term investments, we believe that we are not subject to any material market risk exposure. We do not have any speculative or hedging derivative financial instruments or foreign currency instruments. If interest rates had varied by 10% in the three-month period ended March 31, 2025, it would not have had a material effect on our results of operations or cash flows for that period.

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

Changes in Controls over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2025 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We continually seek to assure that all of our controls and procedures are adequate and effective. Any failure to implement and maintain improvements in the controls over our financial reporting could cause us to fail to meet our reporting obligations under the SEC’s rules and regulations. Any failure to improve our internal controls to address the weaknesses we have identified could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our common stock.

PART II — OTHER INFORMATION

Item 1. — Legal Proceedings

None.

Item 1A. — Risk Factors

You should carefully consider and evaluate the information in this Quarterly Report and the risk factors set forth under the caption “Item 1A. Risk Factors” in our 2024 Annual Report, which was filed with the SEC on March 28, 2025. The risk factors associated with our business have not materially changed compared to the risk factors disclosed in the 2024 Annual Report.

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

LadRx Corporation

Date: May 14, 2025	By:	/s/ JOHN Y. CALOZ
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

* Filed herewith.

** Furnished herewith.

